Form 10-K
period 2011-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2012-03-30
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number:  333-170132

Advanced Credit Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2118480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1915 Plaza Drive, Suite 202
Eagan, MN 55122
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (651) 905-2932

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock at $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer  ☐                                                                                 Accelerated filer  ☐
           Non-accelerated filer     ☐                                                                                Smaller reporting company  ☑
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes G No ☑

On December 31, 2011 there were 20,161,500 shares of the registrant’s Common Stock issued and outstanding and held by approximately 95 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

Advanced Credit Technologies, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2011

INDEX

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures

 Explanatory Notes

In this Annual Report on Form 10-K, Advanced Credit Technologies, Inc. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Background

Advanced Credit Technologies, Inc., an operating company, was incorporated under the laws of the state of Nevada on February 25, 2008.

Advanced Credit Technologies, Inc.  has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings. Since becoming incorporated, Advanced Credit Technologies, Inc. has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  Advanced Credit Technologies, Inc. is not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose and is currently operational.
Since our inception, we have been engaged in business activities, including researching the industry, developing our advertising platforms, performing due diligence regarding potential customers most suitable for our Advanced Credit Technologies, Inc. services and identifying future business platforms.

Currently, Advanced Credit Technologies, Inc. has two officers and directors who have assumed responsibility for all planning, development and operational duties. Other than the officers and directors, there are 3 employees at the present time.  We do anticipate hiring employees when the need arises.

Advanced Credit Technologies, Inc. has no intention to engage in a merger or acquisition with an unidentified company nor does management intend to use the Company, once reporting as a vehicle for a private Company to become a reporting company.  We may pursue strategic acquisitions that compliment our current business model within the advertising industry which may allow us to expand our activities and capabilities
.
Advanced Credit Technologies, Inc.’s fiscal year end is December 31.

Business of Issuer

Our services are in the U.S. under the brand name Advanced Credit Technologies, Inc.  We have implemented the Phase 1 build out of our business by providing consumers a simplified way of managing their credit.  Although we are a development stage Company, we currently generate minimal revenues from operations.  Our services, while not technically difficult to provide, must be continually developed to provide our clients the most current platforms. By using our proprietary software system, a client can perform affordable credit management with an automated process and clearly understand the credit scoring (FICO) system currently used the country.

In addition, we are offering affiliate websites that will give affiliates a custom home page for them to use as a portal for their customers. This is an excellent profit center and gives us high retention for those affiliates.

Our technology will focus initially on two channels:

Retail.  End users who would traditionally have to buy a kit or hire a credit management specialist to do this for them. The drawback to most self-help methods is that it usually doesn’t work, and in some cases makes the situation worse. Our software, along with video tutorials, makes it easy for a client to fail. The process is the same for everyone, why would you pay hundreds or thousands if you could do it yourself for minimal expense.

Wholesale.  Those who wish to offer as a complimentary service to existing and potential clients to close more sales in their particular business -- from real estate, automotive, loan originators, boat and RV facilities, to insurance professionals. All in an effort to build a client network of profitable sales.

Industry Background

The number of Americans with bad credit has risen sharply since 2007, with more than 45 million now affected by a negative credit history( scores below 599 ), according to a July 2010 study by FICO (htpp://www.creditscoring.com/twoandtwo/fall//). The increase reflects a spike in delinquencies on home loans and credit cards by middle-class Americans.  The company did not create the aforementioned website, however, we deem the information reliable and accurate in regards to the current credit scoring tables of Americans today.

The credit management business consists of thousands of smaller firms, organizations and individual consultants for everyone of the few dozen well-known companies. There are currently thousands of companies in the U.S. offering credit management and debt elimination services. credit management participants range from major consultants to thousands of individuals.

Due to widespread abuses, the Federal Trade Commission recently approved a rule (July 29, 2010, taking effect in October 2010) which will make it very hard for companies to pitch their business by advertising dubious claims related to their success rates. Among others, it will prevent them from charging upfront fees. This will thin the ranks of the credit management business sector and will surely put a great number of unprofessional companies out of business.

We would like to emphasize here that we are not in the business of settling debts on behalf of clients, nor collects upfront fees as a partial payment for service rendered or to be rendered in the future. We merely sell a product that involves a process to challenge information on credit reports, which may be wrong. The client is the one using the software to assist themselves.

Our Services
We offer a proprietary software platform which will allow customers to monitor and manage their credit from the privacy of their own homes.  They can sign up from their home or office via the Internet and manage their credit. The technology is unique in the industry and offers a reminder service and prompts the customer through the entire process.

Our web-based platform has been put through numerous tests by Contata, our software partner.  Contata ran thousands of trials using real people as mock clients going through the whole process. These thorough and comprehensive tests resulted in our current glitch-free platform, which can operate with thousands of clients at the same time and it can be scaled to any dimension if required.  Our services include the following:

The customer is provided with everything they need, that can be provided over the Internet, to manage their credit. This service is offered at a price that cannot be matched by anyone operating a traditional credit management firm because of the need for employees.

 Our new phase II software, TurnScor / TurnScor Pro creates your own personalized home page and organizes your credit profile which is updated in real time and is accessible 24/7.  The three major credit bureaus are hoping you get distracted, dejected, or simply give up and settle for a sub-par credit score. This means that credit card companies, banks and mortgage lenders can charge you a higher rate of interest, costing you thousands of dollars in wealth building capabilities

The wholesale division (ACT) also offers the processing of credit management to other firms that wish to offer this service or for those that do offer this service. ACT will increase their profit and reduce overhead.

We also offer private label websites allowing customers to use their store front to offer our services. In addition, we offer consulting services.

The Market
 TurnScor / TurnScor Pro will be focusing initially on the general consumer market and on any company that bases the majority of its sales through their customers credit such as mortgage companies, real estate companies and auto and marine dealers.

We will also market heavily to large organizations who can offer ACT as a service to their members such as unions, non-profits, churches, etc. Part of our marketing will be to the general consumer as it is our largest market it is also the most difficult and expensive to reach.

Improving FICO scores by using our software will necessarily take some time, which will pass anyway. There are millions of individuals who currently have no credit buying power but who will once the economy improves. By buying our service now, they will save time, and as soon as their buying power is restored, they will be able to buy on credit.

We have created an ebook as well as video tutorials which explain the credit management process and also help to sell the online software component. This ebook will give the consumer added value to their purchase and give us an additional opportunity to up sell them for added services in the process.

Because exposure, response and overall efficiency of Internet media are easier to track than traditional off-line media – through the use of web analytics for instance – Internet credit management can offer a greater sense of accountability for clients.  Marketers and their clients are becoming aware of the need to measure the collaborative effects of marketing (i.e., how the Internet affects in-store sales) rather than siloing each advertising medium. The effects of multi-channel marketing can be difficult to determine, but are an important part of ascertaining the value of media campaigns.

Marketing Strategy

Our core marketing strategy will consist of business to business communications. From small to large business all across the country, we have started to generate revenue in all of our vertical markets. The automotive industry is going to be our first large scale opportunity, followed by real estate, insurance, and mortgage. Large corporations looking for employee benefits could also take advantage of our software in an effort to improve efficiencies and employee morale.

Networking through social media is the future. A product needs a media to spread the word. This can be achieved very efficiently using social media by communicating with an ever expanding number of potential clients, answering their questions, promoting new features, getting feedback, criticism and kudos as well as suggestions. Some of those hundreds of millions of individuals active in social media may become our best, unpaid marketing agents

ACT together with our technology partner, Contata, will be expanding revenue streams through social networking. We firmly believe that this is where the next technology revolution resides.

Through additional research and looking at current marketing strategies we have determined it would not be a wise use of funds to do an infomercial or high production video as it is cost prohibitive.

Search Engine Optimization and branding our product with blogging, video blogging and article submission will be used in conjunction with our Facebook advertising efforts driving people to either a contact up opt-in or weekly Facebook marketing list.

Direct selling will also be used to warm up markets and referrals to realtors, lenders and auto dealers.

Competition

Competition in the credit management industry is growing however, we believe we separate ourselves from other credit management companies in that we provide our platform on a wholesale basis and our methodology and process is free to the end users under our business model.  Some of the largest credit repair companies include Lexington Law, Sky Blue Credit, DSI Solutions, MSI Credit Solutions and Credit Assistance Network.  Many of our competitors are larger and have greater financial resources than we do. Accordingly, we must rely on our innovative, proprietary software platform to gain market share in the industry.

Government Regulation

Current governmental regulations in place are geared toward protecting consumers’ rights and privacy. As a result, we have put into place safeguards for online marketing campaigns pertaining to: Trademarks, Copyrights  and Privacy.  In addition, online marketing via email requires compliance with the federal CAN SPAM act.  The CAN SPAM Act regulates the way email campaigns are conducted.  The Company’s operations are not directly affected by this Act because a third party company will be contracted to implement such a campaign.  Individuals have the ability to opt in or opt out in connection with the receipt of such promotional material.   Other than regulations incidental to all business, the Company is not subject to any particular government regulation that would or could materially impact the Company’s business.   The costs associated with these requirements add to our cost of services provided.

Employees

Other than our officers and directors, there are two employees of the Company.  Our officers and directors intend to do whatever work is necessary to increase revenues from operating.  Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Board Committees

ACT has not yet implemented any board committees as of the date of this Prospectus.

Directors

There is no maximum number of directors ACT is authorized to have. However, in no event may ACT have less than one director. Although the Company anticipates appointing additional directors, it has not identified any such person(s).

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

ACT’s corporate office is located at 1915 Plaza Drive, Suite 202, Eagan, Minnesota 55122 and our telephone number is 651-905-2932.  This office space is leased by an officer of the Company.  Rent is $600.00 per month including phone and internet.

ACT’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  ACT does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings.  ACT’s officers and directors have not been convicted in any criminal proceedings nor has they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

The Company’s officers and directors have not been convicted of violating any federal or state securities or commodities law.

There are no known pending legal or administrative proceedings against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2011.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of the date of this prospectus, there is no public market in our common stock.  This prospectus is a step toward creating a public market for our common stock, which may enhance the liquidity of our shares.  However, there can be no assurance that a meaningful trading market will ever develop.  ACT and its management make no representation about the present or future value of ACT’s common stock.

As of the date of this prospectus, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company and other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

As of the date of this document we have approximately  20,161,500 shares of common stock outstanding held by 95  shareholders.  These shares of common stock are restricted from resale under Rule 144 until registered under the Securities Act, or an exemption is applicable.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2011, and for the period December 31, 2010, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2011	Year ended December 31, 2010
Statement of Operations Data:
Revenue:	$6,634	17,230

Expenses:
General and administrative	186,563.	181,844
Depreciation

Total expenses	186,563	181,844

Net (income)	$(180,199)	(164,614)

Basic and diluted net income per share	$(0.010)-	(0.010)
weighted average number of common shares outstanding	18,049,640	16,387,877

Balance Sheet Data:	As of December 31, 2011	As of December 31, 2010
Cash and cash equivalents	$23,416	$12,215
Total assets	23,416	12,215
Total long-term liabilities	0	0
Total liabilities	0	0
Total shareholders’ equity/(deficit)	23,416	23,416

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2011 and  December 31, 2010 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the advertising industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are an operational company, incorporated February 25, 2008.We have generated limited revenues and expect to generate increased revenues in the foreseeable future.  See “Description of Business” contained herein.

Since our SEC effective date on October 27, 2011 ACT has successfully launched its new phase II software platform, TurnScor and TurnScor Pro, going after both the retail and wholesale vertical markets.

We have successfully embarked on a national Search Engine Optimization ( SEO ) program using GOOGLE keywords for the 50 largest metropolitan areas around the country.  See Below

http://turnscor.com/New_York
http://turnscor.com/Illinois
http://turnscor.com/credit_score_Houston
http://turnscor.com/credit_repair_Miami

We are still securing additional funding ( investors ) as we grow our operations and build a BRAND NAME with TurnScor in the various markets around the country.

Our Officers and Directors are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission which ultimately could cause you to lose your investment.

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of December 31, 2011, we had revenues of  $6,364 and had total expenses of  $186,563 as compared to revenues of $ $17,230 and expenses of $181,844 for the period December 31, 2010.  As of December 31, 2011 we had net income of  $(180,199)   as compared to net income of  $(164,614)for the period ended December 31, 2010.

Results of Operations

As of December 31, 2011, the Company reported a decrease in revenues compared to the period ended December 31, 2010.

As of December 31, 2011 we have experienced an increase in business; however, we have experienced slower payment of accounts receivables from our clients based on the economic environment.  Management expects that slow payments on accounts receivables will decrease as the economy continues to strengthen as indicated by a recent increase in corporate profits.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.

The Company’s ability to expand operations is somewhat dependent upon capital to hire additional sales representatives without additional capital. If ACT does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing. ACT cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Advanced Credit Technologies  management may incur software development costs within the next 12 months.

Advanced Credit Technologies currently does not own any significant plant or equipment that it would seek to sell in the near future.

Advanced Credit Technologies management anticipates hiring employees or independent contractors over the next 12 months as needed. Currently, the Company believes the services provided by its officers and directors appear sufficient at this time.

The Company has no plans to seek a business combination with another entity in the foreseeable future, however, may entertain strategic acquisitions in the marketing and advertising sector which compliment its business plan.

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company’s minimum capital requirements for the next twelve (12) months is $150,000.  With current revenues, the Company is able to continue business operations and with $150,000, the Company will be able to implement its expansion model.   An additional estimated $10,000 will be required to meet the reporting requirements of the Company.  Any funding received over and above the estimated $160,000 in reporting requirements will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2011:

Cash and cash equivalents	$23,416
Total assets	23,416
Total liabilities	0
Total shareholders’ (deficit)	23,416

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended December 31, 2011.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2011.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period December 31, 2010  through December 31, 2011 was $191,400, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

Intangible Assets

There were no intangible assets during the period December 31, 2010 through December 31, 2011.

Material Commitments

There were no material commitments for the period December 31, 2010 through December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from December 31, 2010 through December 31, 2011.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments
(included in ASC 718 “Compensation-Stock Compensation”)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

The Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8.  Financial Statements and Supplementary Data.

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 209 * Fort Lee *  NJ 07024
P.O. Box 436402 *  San Diego  *  CA 92143-9402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
   Advanced Credit Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Credit Technologies, Inc.  (the “Company”) (a development stage enterprise) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Credit Technologies, Inc.  as of December 31, 2011 an 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in the note to the financial statements, the Company has not generated profits to date and has a limited working capital resource which raises substantial doubt as to its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H, lee, CPA
_____________________
Stan J.H. Lee, CPA
March 27, 2012
Fort Lee NJ 07024

Advanced Credit Technologies, Inc.
(A development stage enterprise)
Balance Sheet

	December 31,	December 31,
	2011	2010
Assets

Current assets
Cash in bank	$23,416	12,215

Total assets	23,416	12,215

Liabilities and stockholders' deficit

Current liabilities
Accrued expenses	0	0
Notes payable - Related parties	0	0
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	0	0

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares
Issued and outstanding 20,161,500 Shares - December 31, 2011
and 17,565,000 Shares - December 31, 2010	20,162	17,565
Additional paid-in capital	397,392	208,589
Common stock subcriptions received	0	0
Deficit accumulated during the development stage	(394,138)	(213,939)

Total stockholders' deficit	23,416	12,215

Total liabilities and stockholders' deficit	$23,416	12,215

 See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
(A development stage enterprise)
Statements of Operations

			February 25, 2008
	Twelve Months	Twelve Months	(Inception)
	Ended	Ended	through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	6,364	17,230	$90,458
Commissions paid	0	0	$44,360
Gross margin	6,364	17,230	46,098

Operating expenses
Professional fee	15,225	34,268	55,493
Consulting fees		4,350	19,350
Officer's compensation	76,591	45,068	121,659
Travel and entertainment	9,505	20,809	52,963
Rent	7,350	7,800	22,350
Computer and internet	4,881	16,775	21,656
Research and development	52,949	34,500	105,349
Office supplies and expenses	11,422	10,833	24,075
Other operating expenses	8,640	7,085	15,958
Total operating expenses	186,563	181,488	438,853

Loss from operations	(180,199)	(164,258)	(392,755)

Interest expense	0	356	1,383

Net loss	(180,199)	(164,614)	(394,138)

Earnings per share Weighted Average	(0.010)	(0.010)	(0.022)

Weighted average shares outstanding	18,049,640	16,387,877	18,049,640

See accompanying notes to financial statements

					Deficit
				Common	Accumulated
			Additional	Stock	During
	Common Stock		Paid-In	Subscriptions	Development
	Shares	Amount	Capital	Received	Stage	Total

Balance, February 25, 2008	--	$--	$--	$--	$--	$--

Proceeds from issuance of
Capital contributed by founders	--	--	0	--	--	0

Stock issued for consulting	15,000,000	15,000	0	--	--	15,000

Net loss for the period from
February 25, 2008 (inception)
through December 31, 2008	--	--	--	--	(24,777)	(24,777)

Balance, December 31, 2008	15,000,000	15,000	0	--	(24,777)	(9,777)

Proceeds from issuance of
common stock	250,000	250	24,750	0	--	25,000

Net loss for the year ended
December 31, 2009	--	--	--	--	(24,548)	(24,548)

Balance, December 31, 2009	15,250,000	15,250	24,750	0	(49,325)	(9,325)

Proceeds from issuance of
common stock	1,800,000	1,800	179,204	0	--	181,004

Common stock issued for
consulting	515,000	515	4,635	0	0	5,150

Net loss for the Twelve months
ended December 31, 2010	--	--	--	--	(164,614)	(164,614)

Balance, December 31, 2010	17,565,000	$17,565	$208,589	0	$(213,939)	$12,215

Proceeds from issuance of
common stock	1,914,000	1,914	182,661	0	--	184,575

Common stock issued for
consulting	682,500	683	6,142	0	0	6,825

Net loss for the Twelve months
ended December 31, 2011	--	--	--	--	(180,199)	(180,199)

Balance, December 31, 2011	20,161,500	$20,162	$397,392	$0	$(394,138)	$23,416

See accompanying notes to financial statements

Advance Credit Technologies
(A development stage enterprise)
Statements of Cash Flows

	Twelve Months Ending	Twelve Months Ending	February 25, 2008 (Inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
Cash flows used by operating activities:
Net loss	(180,199)	(164,614)	(394,138)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0	0
Changes in liabilities	0	(6,000)	0
Accrued expenses	0	0
Accrued Interest Payment	0	(1,383)	(1,383)
Accrued interest	0	356	1,383

Net cash provided by operations	(180,199)	(171,164)	(394,138)

Cash flows from financing activities:
Proceeds from common stock issuance	191,400	186,154	417,554
Repayment of related party loans	0	(6,400)	0
Proceeds from related party loans	0	(5,524)	0

Cash flows from financing activities	191,400	174,230	417,554

Increase in cash	11,201	2,589	23,416

Cash - Beginning	12,215	9,626	--

Cash - Ending	23,416	12,215	23,416

See accompanying notes to financial statements

ADVANCED CREDIT TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On February 25, 2008, Advanced Credit Technologies, Inc.  (the “Company”) was incorporated in the State of Nevada.

Advanced Credit Technologies, Inc. provides a state of the art credit management platform that is a web based delivery system.  Industries that benefit from the Company’s technology include realtors, auto dealers and loan originators.

The Company has limited operations and in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC)  is considered to be in the development stage.

Basis of Presentation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net income (loss) or financial position as previously reported.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2011, December 31, 2010, December 31, 2009 and   2008, the Company had $0 in deposits in excess of federally-insured limits.

Research and Development, Software Development Costs, and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred.

Software development costs are accounted for in accordance with ASC Topic No. 985. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the individuals developing the software; (iii) whether the software is similar to previously developed software which has used the same or similar technology; and (iv) whether the software is being developed with a proven underlying engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs is evaluated on the expected performance of the specific products for which the costs relate.

Internal use software development costs are accounted for in accordance with ASC Topic No. 350 which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized.

During the year  ending December 31, 2011, December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008, we have capitalized  external and internal use software and website development costs totaling $-0- and $-0-, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for years ending December 31, 2011, December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008 were $820, $691, $-0- and $-0-, respectively.

Fixed Assets

The Company records its fixed assets at historical cost. The Company expenses maintenance and repairs as incurred. Upon disposition of fixed assets, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. The Company depreciates its fixed assets over their respective estimated useful lives ranging from 3 to 5 years.

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

In accordance with ASC Topics 985 and 350 the Company has recorded all costs incurred to establish the technological feasibility of computer software product to be sold, leased, or otherwise marketed are researched and development costs.  For the year ending December 31, 2011, and years ending December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008 the Company recorded research and development costs of $52,949, $34,500, $55,860 and $6,400 respectively.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured. Determining whether some or all of these criteria have been met involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports.

Fair Value Measurements

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

The Company has adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with FASB ASC 815.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” now known as ASC Topic 825-10 “Financial Instruments.” ASC Topic 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has adopted FASB ASC 825-10. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Segment Reporting

FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of period ending December 31, 2011, December 31, 2010, December 31, 2009 and  2008.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

 When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Net Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the FASB ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, no potentially dilutive shares were outstanding.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Period Ending December 31, 2011
Basic and diluted EPS	$(180,199)	20,161,500	$(0.001)
Income to common stockholders

For the Year Ended December 31, 2010
Basic and diluted EPS	$(164,614)	17,565,000	$(0.010)
Income to common stockholders

For the Year Ended December 31, 2009:
Basic and diluted EPS
Income to common stockholders	$(24,548)	15,250,000	$(0.002)

For the period February 25, 2008 (inception) through December 31, 2008:
Basic and diluted EPS
Income to common stockholders	$(24,777)	15,000,000	$(0.002)

Stock Based Compensation

The Company adopted FASB ASC Topic 718 – Compensation – Stock Compensation (formerly SFAS 123R), which  establishes the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  For stock based compensation the Company recognizes an expense in accordance with FASB ASC Topic 718 and values the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

The Company accounts for stock issued to non-employees where the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

As there is no trading history and the Company securities are not offered to the public, the Company has determined that the fair value of its stock is the price paid when it raises funds.   For the year ended December 31, 2009 the Company issued no stock for compensation .  For the period February 25, 2008 (inception) through December 31, 2008, the Company issued 15,000,000 common shares to consultants for services valued at $15,000 The value of these shares totaling 15,000,000, was determined by the Company’s Board of Directors since at the time of issuance, the Company had no operations, business plan, website or software. In 2010 the company issued additional 515,000 common shares for consulting,  These shares were valued at $.001 per share or $5,150. In 2011 the company issued 10,000 shares for advertising services valued at $1,000 or $.10 cents per share and 672,500 shares for professional services and graphic design.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in these financial statements. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

NOTE 2 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized at December 31, 2011,  December 31, 2010, December 31, 2009, and December 31, 2008.  There were 20,161,500, 17,565,000, 15,250,000 and 15,000,000 shares outstanding as of December 31, 2011, December 31, 2010, December 31, 2009 and 2008, respectively.

NOTE 3 – COMMITMENTS

The Company rents office space for its main office in Eagan, Minnesota on a month-to-month basis.  Monthly rent for this space is $600.  The Company entered into an agreement on December 10, 2009 for professional services to improve the technology and features of the Company’s current website (www.advancecredittechnologies.com) and to build a solution that will meet the needs of both the Company’s retail customers and its wholesale customers and resellers.  The term of the agreement is expected to be approximately three months.  The total costs per the agreement is $46,000 due as follows:

Paid upon signing of the agreement	$11,500.
Due upon completion of user functionality	5,000
Due upon completion of administrative functionality	6,500
Due upon completion of user acceptance testing and final rollout of the product	23,000

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:
	December 31, 2010	December 31, 2009	December 31, 2008
Liabilities
Due to related parties	$0	$5,524	$-
Notes payable to related parties	$0	$6,400	$6,400

Note Payable to Related Parties

On May 17, 2008, the Company entered into a promissory note with an officer of the Company in the amount of $6,400. The promissory note represents the value of software development costs advanced to the Company during May and June, 2008. The note accrues interest at 10%  and is due on demand. The note remains unpaid as of December 31, 2009. The balance on the note was $6,400 and $6,400 as of December 31, 2009 and 2008, respectively.  Accrued interest totaled $1,027 and $387 as of December 31, 2009 and 2008, respectively.  Both notes were paid off in 2010.

Due to Related Parties

During 2009, an officer of the Company advanced to the Company $5,524 in the form of expenses incurred on behalf of the Company.  The balance was $0.00 at December 31, 2010 and December 31, 2011.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has not achieved profitability and has not enacted its entire business plan as of December 31, 2011.  In addition, the Company has a working capital in the amount of $23,416.  This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by related party debt and  equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $394,138.   Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 6 – INCOME TAXES

At December 31, 2011, the Company had available federal and state net operating loss carry forwards to reduce future taxable income.  The amount available was approximately $394,138 for federal and state purposes.  The federal and state net operating loss carry forwards begin to expire in 2029.  Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards.  Accordingly, the Company has not recognized a deferred tax asset for this benefit.

FASB ASC Topic 740 – Income Taxes (formerly SFAS 109) requires that the Company establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with net operating loss carry forwards, the utilization of the Company’s net operating loss carry forwards will likely be limited as a result of cumulative changes in stock ownership.  The Company has not recognized a deferred asset and, as a result, the change in stock ownership will not result in any change to the valuation allowances.  Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows as of:
December 31, 2011
Deferred income tax asset:
Net operating loss carry forward	$394,138
Valuation allowance	$(394,138)
Net deferred income tax asset	—

The Company has adopted FASB  ASC Topic 740 – Income Taxes  (formerly FIN 48) — an interpretation of former FASB Statement No. 109.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this ASC Topic we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This ASC Topic also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2011, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2008. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL’s and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

NOTE 7 – SUBSEQUENT EVENTS

In 2009, the FASB ASC Topic 865 (formerly FASB 165, Subsequent Events) , which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements.  This ASC Topic  also requires disclosure regarding the date through which subsequent events have been evaluated.  The Company adopted the provisions of Statement 165 as of December 31, 2009.

The Company has evaluated subsequent events through the time the December 31, 2011 financial statements were issued on January 31, 2011.  No events have occurred subsequent to December 31, 2011 that require disclosure or recognition in these financial statements other than as listed below.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2011, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 29, 2012.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2011, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 30, 2012 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Chris Jackson	47	Chief Operating Officer, President, Director	Inception
Enrico Giordano	53	Treasurer, Director	Inception

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Chris Jackson. Mr. Jackson is a founder and has served as the President and Chief Operating Officer since inception. Mr. Jackson graduated from Texas Lutheran University with a BA degree in Marketing. He has been in sales management for the better part of 15 years. Mr. Jackson ran several automotive dealerships sales departments and has a keen awareness of the credit markets importance. During the past four years, Mr. Jackson has been involved with all aspects of the credit management software industry.  From 2006 to 2007, Mr. Jackson worked for Mortgage Credit Specialists and since that time, has overseen the construction and implementation of company's technology platform. His personal hands on experience in the industry is key to the Company’s long term success and growth strategies.

Mr. Jackson’s main focus will be the implementation of sales strategies for growing the Company’s revenues. Mr. Jackson will devote 100% of his time to revenue generation and sales support within the Company.

Enrico Giordano. Mr. Giordano is a founder and has served as the Company Treasurer since inception  and will take on a more significant role as he helps grow the company. Mr. Giordano holds a BA degree in Mass Communications from the University of South Florida and has excelled in Mass Communication Law as his elective studies. Mr. Giordano has been a consultant for over 20 years and has worked with various types of deal structures, from helping structure the proposed sale and relocation of an NBA franchise to working with a structure on e-business companies and the web integration field that included associations with executives of corporations such as Compaq, Digital Equipment Corp., Apple Computer, VisiCorp, Fortress Technologies and IBM. From 2006 through 2007, Mr. Giordano worked on a consulting basis for SellaVision, Inc., a company involved with the infomercial and electronic retailing industry.  From 2008 until present, has also been instrumental in structuring and negotiating on behalf of the Company. Mr. Giordano has already been successful in creating alliances that can be significant to the Company's future growth potential. Mr. Giordano will devote most of his time to this effort, thus helping ensure the success of ACT.

For the past two years all of Mr. Giordano's time and efforts have been solely concentrated on the Company. From price point to structure as well as the marketing of the product to affiliate programs which are now ready to rolled out. These are all part of the vision along with Mr. Jackson in order to bring to market a product that is reliable, affordable and one that can help thousands upon thousands of people in today's economy. Mr. Giordano has taken no salary as a testament to his devotion and belief in the potential of the ACT system. The Company will seek out further management to insure its success and growth.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our directors qualify as “audit committee financial experts”, as defined in Item 407 of Regulation S-K.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.
any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.
being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2011 in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chris Jackson, COO, Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	34,500	34,500

Enrico Giordano, Treasurer, Director	2011	Nil	Nil	Nil	Nil	Nil	Nil	36,250	36,250

Employment Agreements

We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officers upon his termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2011

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2011, our fiscal year-end.

Option Exercises and Stock Vested in 2011

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2011.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Potential Employment Agreement and Benefits

We do not anticipating entering into an employment agreement at this time our officers and directors.

Potential Payments Upon Termination or Change in Control

As of December 31, 2011, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2011

We have not granted any plan-based awards to our named executive officers, since our inception.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to ACT who own more than 5% of the outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name of beneficial owner	Amount of beneficial ownership	Percent owned
Chris Jackson, President, Chief Operating Officer 1915 Plaza Drive, Suite 202 Eagan, MN 55122	5,500,000	27%

Enrico Giordano, Treasurer 1915 Plaza Drive, Suite 202 Eagan, MN 55122	5,000,000	24%

All officers and directors as a group (2)	10,500,000	51%

The percent of class is based on 20,161,500 shares of common stock issued and outstanding as of the date of this prospectus.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Conflict of Interest
The current officers and directors of the Company currently devote full-time to the Company.  If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests.  The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of ACT must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.
None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
•	Any relative or spouse of any of the foregoing persons who have the same house as such person.

There are no promoters being used in relation with this offering. No persons who may, in the future, be considered a promoter will receive or expect to receive any assets, services or other consideration from the Company.  No assets will be or are expected to be acquired from any promoter on behalf of the Company.

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained at www.sec.gov.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2010 and December 31, 2011.

	2010	2011
Audit Fees	$3,000	$7,500
Audit-Related Fees
Tax Fees
All Other Fees

Total Audit and Audit-Related Fees	$3,000	$7,500

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*

31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – Chris Jackson (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on 10/26/2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

ADVANCED CREDIT TECHNOLOGIES, INC.

By:	/s/ Chris Jackson
Chris Jackson
President, Chief Operating Officer, Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title

/s/ Chris Jackson	President, Chief Operating Officer, Principal Executive Officer,
Chris Jackson	Principal Financial Officer and Director

/s/ Enrico Giordano	Treasurer and Director
Enrico Giordano