Form 10-Q
period 2012-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2012-05-09
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended March 31, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934 for the transition period from ________________ to ___________________.

Commission File Number. 333-170132

ADVANCED CREDIT TECHNOLOGIES INC.
(Exact name of Registrant as Specified in its Charter)
Nevada	26-2118480
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1915 Plaza Drive Suite 202 Eagan, Minnesota 55122	55122
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (651) 905-2932
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule l2b-2 of the Exchange Act. (Check one):
Large Accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of March 31, 2012, there were 20,751,500 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS
                                               PAGE #

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	March-12	December-12
	2012	2011
Assets

Current assets
Cash in bank	$12,968	23,416

Total assets	12,968	23,416

Liabilities and stockholders' deficit

Current liabilities
Accrued expenses	0	0
Notes payable - Related parties	0	0
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	0	0

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 20,751,500 and 20,161,000 issued
and outstanding respectivley for March 31, 2012 and December 31, 2011	15,000	15,000

Additional paid-in capital	473,554	402,554
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(475,586)	(394,138)

Total stockholders' deficit	12,968	23,416

Total liabilities and stockholders' deficit	$12,968	23,416

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011

Revenues	2,404	1,028
Commissions paid	0	0
Gross margin	2,404	1,028

Operating expenses
Professional fee	15,593	1,029
Consulting fees	-	-
Officer's compensation	25,570	11,640
Travel and entertainment	3,037	2,481
Rent	1,800	1,950
Computer and internet	982	755
Research and development	15,784	3,500
Office supplies and expenses	4,166	3,117
Other operating expenses	1,920	1,227
Total operating expenses	68,852	25,699

Loss from operations	(66,448)	(24,671)

Interest expense	0	0

Net loss	(66,448)	(24,671)

Earnings per share Weighted Average	(0.003)	(0.001)

Weighted average shares outstanding	20,709,221	17,894,735

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	3 Months Ending	3 Months Ending
	March 31, 2012	March 31, 2011
Cash flows used by operating activities:
Net loss	(66,448)	(24,671)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	0	0
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accrued interest	0	0

Net cash provided by operations	(66,448)	(24,671)

Cash flows from financing activities:
Proceeds from common stock issuance	56,000	17,500
Repayment of related party loans	0	0
Proceeds from related party loans	0	0

Cash flows from financing activities	56,000	17,500

Increase in cash	(10,448)	(7,171)

Cash – Beginning	23,416	12,215

Cash – Ending	12,968	5,044

See notes to consolidated financial statements

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

Advanced Credit Technologies, Inc. (the “Company” or “ACT”) is a development stage company which has commenced operations . The Company was organized under the laws of the state of Nevada on February 25, 2008. We formed our Company for the purpose of offering an easy to- use technology platform that streamlines the credit management process. We also intend to offer additional e-books and Facebook applications for other financial products to compliment our system. We have launched our products and are generating minimal revenues. Our primary source of revenue initially will be generated business to business from the wholesale industry whereby third parties would pay us a monthly fee for access to our software which will be white labeled for them. This is intended to create brand loyalty by offering customers access to our credit management platform. Our retail portal and social media applications will take longer to generate revenue. Marketing to individual clients and individual end users requires more time and one to one communication.

With the ongoing problems in the overall economy ( unemployment at 9.1 % as of August 31st 2011 according to the Labor Dept. ) combined with tightening underwriting and credit criteria from those who lend monies to the public at large we are marketing a common sense solution to these problems. In October of 2011 the Company will be launching its phase II software platform as a solution to both business and consumers to assist them in understanding the credit ratings system, and offer these solutions at a very minimal cost to all parties concerned. Our current retail portal ( 700creditmd ) will be replaced by ( www.turnscor.com ) and our wholesale portal ( mycmtool ) will be replaced by ( www.turnscorpro.com ). These phase II portals not only have a new user interface but also increase  brand awareness and name recognition. In addition to the new user interface we have upgraded the software to enhance the user experience and simplify the overall process. The Company is well aware that everyone ( business owners/consumers ) learns at a different pace, which is why our phase II has a complete “Training Center” to assist the wholesale/retail users of the various products to successfully navigate the software. We have developed a personalized e-book, a complete “video” series, and finally a “live” application demonstration of the software to empower success by all those that use the application.

Wholesale Application: The Company has developed ( www.turnscorpro.com ) to assist large, medium, and small businesses across the country to offer a solution to clients who want to purchase a product or service but cannot due to a sub par credit rating. Most business owners have no alternative but to let these clients leave without offering a solution. The Company developed (www.turnscorpro.com) to solve this problem. By “giving” away a complimentary software license they( company ) now have an opportunity to help not only the potential client, but to get referrals from that client. In addition to that, the software gives the company the ability to communicate with them via the portal ( www.turnscorpro.com ) and offer coaching solutions to keep them on task. The Company believes that based on the difficult economy that many businesses are losing sales everyday based on the poor credit ratings of the public at large, thus opening a small window for the wholesale market. From auto, independent insurance, real estate, to mortgage lending. These companies paying a small monthly license fee to access a “white label” software (The Company software that is a licensed opportunity option that can be branded on their company’s name) to offer “free” (software access) to the public at large is the cornerstone of our wholesale model. By educating the business owner about credit and its importance to the economy at large the Company believes it will have a positive impact and be in line with its mission statement.

Retail Application: The Company has developed ( www.turnscor.com ) to assist the average everyday consumer to understand the credit ratings system and the effects it has on their ability to access credit. The first thing that needed to be addressed was the regulatory framework that is the ( Fair Credit Reporting Act ) and how it affects a personal credit profile. The Company has provided links inside of the “Training Center” to all of the regulatory aspects of the (FCRA). The basic structure says that “creditors” and the 3 major reporting agencies ( Trans Union, Experian, and Equifax ) must provide a true and accurate picture of your personal credit profile, in essence, it must be 100% accurate and verifiable to stay posted in your file. This information is what determines your personal credit score ( FICO ), which determines your “cost of borrowing”. The Company software simply provides a narrative for the average consumer to understand, get access, and force the “creditors” and 3 major credit bureaus to update their credit file to reflect accurate, current data. All items that are outdated, erroneous, and not factual must be removed. Typically the FCRA allows for 30 days for this process to be completed. Once the consumer ( end user ) has access to the portal they can begin the process. The software provides the following:  ( a personalized e-book, video tutorials, and a “live” demonstration of the actual software are provided to enhance the user experience ). The first step in the process is to “access” your personal credit profile, we provide links to ( www.annualcreditreport.com ) which is sponsored by the FTC and is free, as well as ( www.mycreditkeeper.com ) which is a fee based site but gives you a comprehensive view of your personal credit profile from all 3 repositories as well as your credit scores. Complete descriptions are provided in the “Training Center” as to a consumers options and benefits. Once the consumer has accessed a copy of his/her personal credit profile they will need to identify errors, outdated information, and erroneous items and then input them into the “system”. Once this is completed the auto selection mechanism will select items to submit to the repositories ( credit bureaus )  and create all of the documentation you will need to correct your personal credit profile. The “system” will send you automated reminders on a scheduled basis so that you follow the guidelines set forth in the FCRA. The auto selection mechanism developed into the software will allow the consumer to follow a specific schedule without having to “remember” a specific date, or procedure to be compliant with the FCRA. The Company believes that this is a highly beneficial feature and will be a great benefit to the end users ( consumers ). In addition to this feature, the “Training Center” has many additional features to assist the consumer. How to set up a “monthly budget”, FAQ's, Video Library Q&A, and a direct e-mail for customer support. All in an effort to empower the average consumer to get back on track financially, and becoming a positive productive part of his/her community. In conclusion, ( www.turnscor.com ) allows the average everyday consumer to understand the ( FCRA ) and follow specific steps to remove outdated, erroneous, and inaccurate items from his/her personal credit profiles. The Company believes that providing a simple, safe, secure software platform with a basic narrative so everyone can understand the process that it will have a positive impact on our society as a whole and provide a steady stream of income for the Company.

We maintain a sophisticated back office component that can be accessed by anyone with minimal computer experience. Clients will see how simple the ACT software program is to use especially when compared to traditional routes of credit management. We believe this will establish a brand loyalty to any additional products we will offer in the future.

B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three  month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The  Balance Sheet as of December31, 2011 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of noncollectable accounts, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2012, the Company had a net loss of $66,448.00. On March 31, 2012, the Company had a working capital 12,968.00 and a stockholders’ deficiency of $473,554.00. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2012 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2012 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the three months ended March 31, 2012 and 2011 the calculations of basic loss per share were (.003) and
( .001)  for March 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

E. NOTES PAYABLE

The Company  has not incurred any debt during this accounting period and does not owe any debt from previous years of operation.

F. STOCK-BASEDCOMPENSATION

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal quarter of January -  March  2012.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

G. LEGAL PROCEEDINGS

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

H. AGREEMENTS

The company has  secured its first celebrity endorsement of the TurnScor product. Bern Nadette Stanis  has written a financial book, and has determined that TurnScor would is a viable solution in conjunction with her book. The company has  signed a joint marketing agreement and is creating a web site for her TEAM.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2012, the Company reported an increase in revenues compared to the period ended March 31, 2011.   The Company has experienced an increase in business.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

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

The Company’s ability to expand operations is somewhat dependent upon capital to hire additional sales representatives without additional capital. If Company does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing. The Company cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

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

The Company has no plans to seek a business combination with another entity in the foreseeable future, however, may entertain strategic acquisitions in the marketing and advertising sector which compliments its business plan.

Operational Expenses
The operational expenses had an increase from $25,699 to $68,852 for the 1st fiscal quarter 2012 to the first fiscal quarter 2011.  This increase was due to increase in legal filing fees of professional services, officer’s compensation and research and development costs.  Travel, rent, office supplies and expenses, and computer and internet expenses where similar in amount as compared to the two fiscal periods.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of March  31, 2012:

Cash and cash equivalents	$12,968
Total assets	12,968
Total liabilities	0
Total shareholders’ (deficit)	12,968

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of March 31, 2012.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period January1, 2011  through March 31, 2012 was $56,000.00, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

Intangible Assets

There were no intangible assets during the period January 1, 2012 through March 31, 2012.

Material Commitments

There were no material commitments for the period January 1, 2012 through March 31, 2012.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4   CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 1A RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company raised $56,000.00 through by the private sale of stock and use for the operations of  the Company.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The  Company has no Senior Securities or any other debt related to the business.

ITEM 4 (REMOVED AND RESERVED)

ITEM 5 OTHER INFORMATION

NONE

ITEM 6 EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended March  31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at March  31, 2012 and December 31, 2011; (ii) Consolidated Statement of Operations for the three and three months ended March 31, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at March 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (v) Notes to the Financial Statements.

**In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.1 are being furnished and not filed.
+ Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2012.

ADVANCED CREDIT TECHNOLOGIES, INC.

By:	/s/ Chris Jackson
Chris Jackson
President and Chief Operating Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title

/s/ Chris Jackson	Principal Executive Officer
Chris Jackson	Principal Financial Officer Principal Accounting Officer and Director

/s/ Enrico Giordano	Treasurer and Director
Enrico Giordano