Form 10-Q
period 2012-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2012-08-09
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended June 30, 2012
OR
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

As of June 30, 2012, there were 22,844,833 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	June-30	December-31
	2012	2011
Assets

Current assets
Cash in bank	$901	23,416

Total assets	901	23,416

Liabilities and stockholders' deficit

Current liabilities
Accrued expenses	0	0
Notes payable - Related parties	0	0
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	0	0

Stockholders' deficit

Common stock 100,000,000, $.001 par value shares authorized, 20,844,833 and 20,161,000 issued and outstanding	15,000	15,000

Additional paid-in capital	472,554	402,554
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(486,653)	(394,138)

Total stockholders' deficit	901	23,416

Total liabilities and stockholders' deficit	$901	23,416

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011

Revenues	7,471	3,866
Commissions paid	1,500	0
Gross margin	5,971	3,866

Operating expenses
Professional fee	17,537	8,437
Consulting fees	-	-
Officer's compensation	42,877	20,640
Travel and entertainment	4,511	3,754
Rent	3,000	3,750
Computer and internet	1,966	1,448
Research and development	18,033	24,175
Office supplies and expenses	7,701	5,866
Other operating expenses	2,861	3,428
Total operating expenses	98,486	71,498

Loss from operations	(92,515)	(67,632)

Interest expense	0	0

Net loss	(92,515)	(67,632)

Earnings per share Weighted Average	(0.004)	(0.004)

Weighted average shares outstanding	21,783,327	18,024,907

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Six Months Ending	Six Months Ending
	June 30, 2012	June 30, 2011
Cash flows used by operating activities:
Net loss	(92,515)	(67,632)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	0	0
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accrued interest	0	0

Net cash provided by operations	(92,515)	(67,632)

Cash flows from financing activities:
Proceeds from common stock issuance	70,000	67,400
Repayment of related party loans	0	0
Proceeds from related party loans	0	0

Cash flows from financing activities	70,000	67,400

Increase in cash	(22,515)	(232)

Cash – Beginning	23,416	12,215

Cash – Ending	901	11,983

See notes to consolidated financial statements

common stock	653,333	700	67,270	0	--	67,970

Common stock issued for
consulting	2,030,000	203	1,827	0	0	2,030

Net loss for the Three months
ended June 30, 2012	--	--	--	--	(92,515)	(92,515)

Balance June 30, 2012	22,844,833	$21,065	$466,489	$0	$(486,653)	$901

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

Advanced Credit Technologies, Inc. (the “Company” or “ACT”) is a development stage company which has commenced operations . The Company was organized under the laws of the state of Nevada on February 25, 2008. We formed our Company for the purpose of offering an easyto- use technology platform that streamlines the credit management process. We also intend to offer additional e-books and Facebook applications for other financial products to compliment our system. We have launched our products and are generating minimal revenues. Our primary source of revenue initially will be generated business to business from the wholesale industry whereby third parties would pay us a monthly fee for access to our software which will be white labeled for them. This is intended to create brand loyalty by offering customers access to our credit management platform. Our retail portal and social media applications will take longer to generate revenue. Marketing to individual clients and individual end users requires more time and one to one communication.

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

Retail Application: The Company has developed ( www.turnscor.com ) to assist the average everyday consumer to understand the credit ratings system and the effects it has on their ability to access credit. The first thing that needed to be addressed was the regulatory framework that is the ( Fair Credit Reporting Act ) and how it affects a personal credit profile. The Company has provided links inside of the “Training Center” to all of the regulatory aspects of the (FCRA). The basic structure says that “creditors” and the 3 major reporting agencies ( Trans Union, Experian, and Equifax ) must provide a true and accurate picture of your personal credit profile, in essence, it must be 100% accurate and verifiable to stay posted in your file. This information is what determines your personal credit score ( FICO ), which determines your “cost of borrowing”. The Company software simply provides a narrative for the average consumer to understand, get access, and force the “creditors” and 3 major credit bureaus to update their credit file to reflect accurate, current data. All items that are outdated, erroneous, and not factual must be removed. Typically the FCRA allows for 30 days for this process to be completed. Once the consumer ( end user ) has access to the portal they can begin the process. The software provides the following:  ( a personalized e-book, video tutorials, and a “live” demonstration of the actual software are provided to enhance the user experience ). The first step in the process is to “access” your personal credit profile, we provide links to ( www.annualcreditreport.com ) which is sponsored by the FTC and is free, as well as ( www.creditscore.com ) which is a fee based site but gives you a comprehensive view of your personal credit profile from all 3 repositories as well as your credit scores. Complete descriptions are provided in the “Training Center” as to a consumers options and benefits. Once the consumer has accessed a copy of his/her personal credit profile they will need to identify errors, outdated information, and erroneous items and then input them into the “system”. Once this is completed the auto selection mechanism will select items to submit to the repositories ( credit bureaus )  and create all of the documentation you will need to correct your personal credit profile. The “system” will send you automated reminders on a scheduled basis so that you follow the guidelines set forth in the FCRA. The auto selection mechanism developed into the software will allow the consumer to follow a specific schedule without having to “remember” a specific date, or procedure to be compliant with the FCRA. The Company believes that this is a highly beneficial feature and will be a great benefit to the end users ( consumers ). In addition to this feature, the “Training Center” has many additional features to assist the consumer. How to set up a “monthly budget”, FAQ's, Video Library Q&A, and a direct e-mail for customer support. All in an effort to empower the average consumer to get back on track financially, and becoming a positive productive part of his/her community. In conclusion, ( www.turnscor.com ) allows the average everyday consumer to understand the ( FCRA ) and follow specific steps to remove outdated, erroneous, and inaccurate items from his/her personal credit profiles. The Company believes that providing a simple, safe, secure software platform with a basic narrative so everyone can understand the process that it will have a positive impact on our society as a whole and provide a steady stream of income for the Company.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The  Balance Sheet as of December 31, 2011 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2012, the Company had a net loss of $92,515.00. On June 30, 2012, the Company had a working capital $901.00 and a stockholders’ deficiency of $486,653.00. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2012 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2012 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the three months ended  June 30, 2012 and 2011 the calculations of basic loss per share were (.004) and
( .004)  for June 30, 2011 and 2010, respectively.

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

F. STOCK-BASED COMPENSATION

Our named executive officers did receive 2,000,000 shares of common stock on June 30, 2012 for services rendered during the previous years valued at .001 Cents per share or $2,000.00.

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

H. AGREEMENTS

With a limited advertising budget, the Company has begun to establish joint marketing partnerships with several established businesses in several key verticals. While in the infancy stage, we have established a need for our software as well as the product being embraced by the following companies.

In the Real Estate market, individuals look for a particular website to search for properties. TheMLSOnline.com is a Minneapolis based company with a presence in Seattle and Boston. We have formed a marketing partnership with them and have integrated our software in their site.

Small business owners around the country readily will accept Visa/Master Card at their place of business. Some however don't qualify because of a poor credit profile. We have partnered with Capstone Merchant Bank Card to offer these business owners a solution. Www.capstonecreditfix.com

SCS Private Funding offers individuals with a solid job, verifiable income, but a sub par credit score a method for financing a home. This company is doing business in all 48 lower states. It has a strong sense of community and helping those who are in a disadvantage financially because of the credit scoring system and qualifying for a traditional mortgage. Www.scsprivatefunding.com

Capstone Institute is a nationally recognized Real Estate and Mortgage Training company founded in 1986. Education is a key component to getting the general public back on sound financial footing, our integration with Capstone offers all of the support and training to make that happen. Www.capstoneinstitute.com

The company  is following up with its first celebrity endorsement of the TurnScor product. Bern Nadette Stanis  has written a financial book, and has determined that TurnScor would is a viable solution in conjunction with her book. The company has  signed a joint marketing agreement and is creating a web site for her TEAM.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2012, the Company reported an increase in revenues compared to the period ended June 30, 2011.   The Company has experienced an increase in business.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

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

Operational Expenses
The operational expenses had an increase from $71,498 to $92,515 for the first  half fiscal year of 2012 to the first half fiscal year of 2011.  This increase was due to increase in legal filing fees of professional services, officer’s compensation and research and development costs.  Travel, rent, office supplies and expenses, and computer and internet expenses where similar in amount as compared to the two fiscal periods.

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company’s minimum capital requirements for the next twelve (12) months is $200,000.  With current revenues, the Company is able to continue business operations and with $200,000, the Company will be able to implement its expansion model.   An additional estimated $10,000 will be required to meet the reporting requirements of the Company.  Any funding received over and above the estimated $200,000 in reporting requirements will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of June 30, 2012:

Cash and cash equivalents	$901
Total assets	901
Total liabilities	0
Total shareholders’ (deficit)	901

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of June 30, 2012.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period January1, 2011  through  June 30, 2012 was $70,000.00, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended.

Intangible Assets

There were no intangible assets during the period January 1, 2012 through June 30, 2012.

Material Commitments

There were no material commitments for the period January 1, 2012 through June 30, 2012.

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

PART II
ITEM 1 LEGAL PROCEEDINGS

The company has is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company raised $70,000.00 through by the private sale of stock and use for the operations of  the company.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended March  31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statement of Operations for the three and three months ended M June 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at June30, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011; (v) Notes to the Financial Statements.

**In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2012.

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