Form 10-Q
period 2012-09-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2012-11-14
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended September 30, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934 for the transition period from ________________ to ___________________.

Commission File Number. 333-170132

ADVANCED CREDIT TECKNOLOGIES INC.
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

As of September 30, 2012, there were 22,994,833 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	September-30	December-31
	2012	2011
Assets

Current assets
Cash in bank	$3,155	23,416

Total assets	3,155	23,416

Liabilities and stockholders' deficit

Current liabilities	37,000
Accrued expenses	0	0
Notes payable - Related parties	0	0
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	37,000	0

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 22,994,833 and 20,161,000 issued
and outstanding	15,000	15,000

Additional paid-in capital	482,554	402,554
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(531,399)	(394,138)

Total stockholders' deficit	33,845	23,416

Total liabilities and stockholders' deficit	$3,155	23,416

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011

Revenues	9,223	5,128
Commissions paid	1,500	0
Gross margin	7.723	5,128

Operating expenses
Professional fee	29,537	13,950
Consulting fees	-	-
Officer's compensation	65,317	31,740
Travel and entertainment	5,363	5,591
Rent	5,400	5,550
Computer and internet	3,608	1,994
Research and development	21,784	24,275
Office supplies and expenses	8,267	8,324
Other operating expenses	5,708	5,915
Total operating expenses	144,984	97,339

Loss from operations	(137,261)	(92,211)
Interest Income	0	0
Interest expense	0	0

Net loss	(137,261)	(92,211)

Earnings per share Weighted Average	(0.006)	(0.005)

Weighted average shares outstanding	21,834,011	18,270,325

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Nine Months Ending	Nine Months Ending
	September 30, 2012	September 30, 2011
Cash flows used by operating activities:
Net loss	(137,260)	(92,211)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	37,000	0
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accrued interest	0	0

Net cash provided by operations	(100,261)	(92,211)

Cash flows from financing activities:
Proceeds from common stock issuance	80,000	83,400
Repayment of related party loans	0	0
Proceeds from related party loans	0	0

Cash flows from financing activities	80,000	83,400

Increase/Decrease in cash	(20,261)	(8,811)

Cash – Beginning	23,416	12,215

Cash – Ending	3,155	3,404

See notes to consolidated financial statements

Proceeds from officers Loan	--	--	37,000	--	--	37,000

Proceeds from issuance of common stock	753,333	800	77,170	0	--	77,970

Common stock issued for
consulting	2,080,000	208	1,822	0	0	2,030

Net loss for the Nine months
ended September 30, 2012	--	--	--	--	(137,261)	(137261)

Balance September 30, 2012	22,944,833	$21,170	$513,384	$0	$(137,261)	$3155

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

With the ongoing problems in the overall economy ( unemployment at 7.8 % as of August 31st 2012 according to the Labor Dept. ) combined with tightening underwriting and credit criteria from those who lend monies to the public at large we are marketing a common sense solution to these problems. In October of 2012 the Company will be launching its phase II software platform as a solution to both business and consumers to assist them in understanding the credit ratings system, and offer these solutions at a very minimal cost to all parties concerned. Our current retail portal ( 700creditmd ) will be replaced by ( www.turnscor.com ) and our wholesale portal ( mycmtool ) will be replaced by ( www.turnscorpro.com ). These phase II portals not only have a new user interface but also increase  brand awareness and name recognition. In addition to the new user interface we have upgraded the software to enhance the user experience and simplify the overall process. The Company is well aware that everyone ( business owners/consumers ) learns at a different pace, which is why our phase II has a complete “Training Center” to assist the wholesale/retail users of the various products to successfully navigate the software. We have developed a personalized e-book, a complete “video” series, and finally a “live” application demonstration of the software to empower success by all those that use the application.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended  September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The  Balance Sheet as of December 31, 2011 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2011.

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

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2012, the Company had a net loss of $137,361.00. On September 30, 2012, the Company had a working capital $3,155.00 and a stockholders’ deficiency of $531,399.00. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2012 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2012 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the nine months ended September 30, 2012 and 2011 the calculations of basic loss per share were (.006) and ( .005)  for September 30, 2012 and 2011, respectively.

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

E. NOTES PAYABLE

The Company  has  incurred debt during of $37,000.00 this accounting period derived from the officers and stockholder of the company in the form of a short term note of $25,000.00 for one year at a five percent interest rate and a $12,000.00 note to be converted to 25,000 shares of stock.

F. STOCK-BASED COMPENSATION

Our named executive officers did receive 2,000,000 shares of common stock on June 30, 2012 for services rendered during the previous years valued at .001 Cents per share or $2,000.00.  There are no stock transactions issued for the 3rd quarter of 2012 as compensation for services.

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

Small business owners around the country readily will accept Visa/Master Card at their place of business. Some however don't qualify because of a poor credit profile. We have partnered with Capstone Merchant Bank Card to offer these business owners a solution. Www.capstonecreditfix.com

Advanced Credit Technologies, Inc has partnered with ScoreSurge LLC in a joint venture marketing agreement for the TurnScor software. This Florida based company has extensive internet and online marketing skills and will be cross selling the TurnScor software.  The website (www.scoresurge.com) will be completed in late October with an initial launch set for November 2012.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2012, the Company reported an increase in revenues compared to the period ended September 30, 2011.   The Company has experienced an increase in business.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

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

Advanced Credit Technologies management anticipates hiring employees or independent contractors over the next 12 months as the company expands.  Currently, the Company believes the services provided by its officers and directors appear sufficient at this time.

The Company has no plans to seek a business combination with another entity in the foreseeable future, however, may entertain strategic acquisitions in the marketing and advertising sector which complements its business plan.

Operational Expenses

The operational expenses had an increase from $97,338 for third quarter totals of fiscal year of 2011 to $146,484.00 for the third quarter of fiscal year of 2012.  This increase was due to increase in legal filing fees of professional services and officer’s compensation and computer and internet costs.  Travel, rent, office supplies, research and development costs where similar in amount as compared to the two 3rd quarter fiscal periods.

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company’s minimum capital requirements for the next twelve (12) months is $250,000.  With current revenues, the Company is able to continue business operations and with $250,000, the Company will be able to implement its expansion model.   An additional estimated $15,000 will be required to meet the reporting requirements of the Company.  Any funding received over and above the estimated $250,000 in reporting requirements will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of September 30, 2012:

Cash and cash equivalents	$3,155
Total assets	3,155
Total liabilities	37,000
Total shareholders’ (deficit)	-33,845

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of September 30, 2012.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period January1, 2012  through  September 30, 2012 was $80,000, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and additional debt in the form of an officers loan of $37,000.00

Intangible Assets

There were no intangible assets acquired during the period January 1, 2012 through September 30, 2012.

Material Commitments

There were no material commitments for the period January 1, 2012 through September 30, 2012.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company raised $80,000.00 through by the private sale of stock and use for the operations of the company.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended September 30,2012 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statement of Operations for the nine months ended September  30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Deficit as at September 30 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; (v) Notes to the Financial Statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30st day of September, 2012.

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