Form 10-K
period 2012-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2013-04-09
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number:  333-170132

Advanced Credit Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2118480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15322 Galaxie Ave So Ste # 112
Apple Valley, MN - 55124
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

On December 31, 2012 there were 23,183,498 shares of the registrant’s Common Stock issued and outstanding and held by approximately 98 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

Advanced Credit Technologies, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2012

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

Currently, Advanced Credit Technologies, Inc. has two officers and directors who have assumed responsibility for all planning, development and operational duties. Other than the officers and directors, there are no employees at the present time.  We do anticipate hiring employees when the need arises.

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

Employees

Other than our officers and directors, there are no employees of the Company.  Our officers and directors intend to do whatever work is necessary to increase revenues from operating.  Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Board Committees

ACT has not yet implemented any board committees as of the date of this Prospectus.

Directors

There is no maximum number of directors ACT is authorized to have. However, in no event may ACT have less than one director. Although the Company anticipates appointing additional directors, it has not identified any such person(s).

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

ACT’s corporate office is located at  15322 Galaxie Ave So, Suite 211, Apple Valley, MN 55124 and our telephone number is 651-905-2932.  This office space is leased by an officer of the Company.  Rent is  $375.00 per month excluding phone and internet.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2012.

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

As of the date of this document we have approximately 23,183,498 shares of common stock outstanding held by  98  shareholders.  These shares of common stock are restricted from resale under Rule 144 until registered under the Securities Act, or an exemption is applicable.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2012, and for the period December 31, 2011, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2012	Year ended December 31, 2011
Statement of Operations Data:
Revenue:	$24,077	6,634

Expenses:
General and administrative	173,408.	186,563
Depreciation

Total expenses	173,408	186,563

Net (income)	$(150,331)	(180,199)

Basic and diluted net income per share	$(0.007)	(0.009)
weighted average number of common shares outstanding	21,905,280	20,211,500

Balance Sheet Data:	As of December 31, 2012	As of December 31, 2011
Cash and cash equivalents	$3,085	$23,416
Total assets	3,085	23,416
Total Short term liabilities	47,000	0
Total liabilities	(43,915)	0
Total shareholders’ equity/(deficit)	3,085	23,416

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2012 and  December 31, 2011 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of December 31, 2012, we had revenues of  $24,077 and had total expenses of  $174,408 as compared to revenues of $ $6,364 and expenses of $180,199 for the period December 31, 2011.  As of December 31, 2012  we had net income of  $(150,331)   as compared to net income of  $(180,199) for the period ended December 31, 2011.

Results of Operations

As of December 31, 2012, the Company reported an increase in revenues compared to the period ended December 31, 2011.

As of December 31, 2012 we have experienced an increase in business. To date, the Company has successfully implemented its business plan and is attempting to secure additional funding to continue the expansion process. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company’s primary sources of revenue and management expects these numbers to increase as economic growth increases.

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

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company’s minimum capital requirements for the next twelve (12) months is $150,000.  With current revenues, the Company is able to continue business operations and with $150,000, the Company will be able to implement its expansion model.   Any funding received over and above the estimated $150,000 will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2012:

Cash and cash equivalents	$3,085
Total assets	3,085
Total liabilities	47,000
Total shareholders’ (deficit)	(43,915)
Total Liabilities and Equity	3,085

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended December 31, 2012.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2012.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and officers notes.  Net cash provided by financing activities for the period December 31, 2011  through December 31, 2012  of $130,000.   $83,000, which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and $47,000 in officer loan notes.

Intangible Assets

There were no intangible assets during the period December 31, 2011 through December 31, 2012.

Material Commitments

There were no material commitments for the period December 31, 2011 through December 31, 2012.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from December 31, 2011 through December 31, 2012.

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
P.O. Box 436402 *  San Diego  *  CA 92143-9402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Advanced Credit Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Credit Technologies, Inc.  (the “Company”) (a development stage enterprise) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Credit Technologies, Inc.  as of December 31, 2012 an 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stan J.H, lee, CPA
_____________________
Stan J.H. Lee, CPA
March 27, 2013
Fort Lee NJ 07024

Advanced Credit Technologies, Inc.
(A development stage enterprise)
Balance Sheet

	December 31,	December 31,
	2012	2011
Assets

Current assets
Cash in bank	$3,085	23,416

Total assets	3,085	23,416

Liabilities and stockholders' deficit

Current liabilities
Accrued expenses	0	0
Notes payable - Related parties	47,000	0
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	47,000	0

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares
Issued and outstanding 23,183,498 Shares - December 31, 2012
and 20,211,500 Shares - December 31, 2011	21,220	20,212
Additional paid-in capital	479,334	397,342
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(544,469)	(394,138)

Total stockholders' deficit	(43,915)	23,416

Total liabilities and stockholders' deficit	$3,085	$23,416

 See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
(A development stage enterprise)
Statements of Operations

			February 25, 2008
	Twelve Months	Twelve Months	(Inception)
	Ended	Ended	Through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	24,077	6,364	$114,535
Commissions paid	1,500	0	$45,860
Gross margin	22,577	6,364	68,675

Operating expenses
Professional fee	32,820	15,225	88,312
Consulting fees			23,293
Officer's compensation	76,909	76,591	194,625
Travel and entertainment	5,669	9,505	58,632
Rent	6,600	7,350	28,950
Computer and internet	4,271	4,881	25,927
Research and development	28,484	52,949	133,833
Office supplies and expenses	11,201	11,422	32,765
Other operating expenses	6,954	8,640	25,423
Total operating expenses	172,908	186,563	611,761

Loss from operations	(150,331)	(180,199)	(543,086)

Interest expense	0	0	1,383

Net loss	(150,331)	(180,199)	(544,469)

Earnings per share Weighted Average	(0.007)	(0.009)	(0.025)

Weighted average shares outstanding	21,905,280	20,211,500	21,905,280

See accompanying notes to financial statements

Advanced Credit Technology Inc
Statements of Stockholders' Deficit

					Deficit
					Accurmulated
			Additional	Common Stock	During
	Common stock		Paid-In	Subscriptions	Development
	Shares	Amount	Capital	Received	Stage	Total

Balance, February 25, 2008	--	$--	$--	$--	$--	$--

Proceeds from issuance of
Capital contributed by founders	--	--	0	--	--	0

Stock issued for consulting	15,000,000	15,000	0	--	--	15,000

Net loss for the period from
February 25, 2008 (inception)
through December 31, 2008	--	--	--	--	(24,777)	(24,777)

Balance, December 31, 2008	15,000,000	15,000	0	--	(24,777)	(9,777)

Proceeds from issuance of
common stock	250,000	250	24,750	0	--	25,000

Net loss for the year ended
31-Dec-09	--	--	--	--	(24,548)	(24,548)

Balance, December 31, 2009	15,250,000	15,250	24,750	0	(49,325)	(9,325)

Proceeds from issuance of
common stock	1,800,000	1,800	179,204	0	--	181,004

Common stock issued for
consulting	515,000	515	4,635	0	0	5,150

Net loss for the Twelve months
ended December 31, 2010	--	--	--	--	(164,614)	(164,614)

Balance, December 31, 2010	17,565,000	$17,565	$208,589	0	$(213,939)	$12,215

Proceeds from issuance of
common stock	1,914,000	1,914	182,163	0	--	184,077

Common stock issued for
consulting	732,500	733	6,590	0	0	7,323

Net loss for the Twelve months
ended December 31, 2011	--	--	--	--	(180,199)	(180,199)

Balance December 31, 2011	20,211,500	$20,212	$397,342	$0	$(394,138)	$23,416

Proceeds from issuance of
common stock	789,998	790	80,028	0	0	80,818

Common stock issued for
consulting	2,182,000	218	1,964	0	0	2,182

Net loss for the Twelve months
ended December 31, 2012	--	--	--	--	(150,331)	(150,331)

Balance December 31, 2012	23,183,498	$21,220	$526,334	$0	$(544,469)	$(43,915)

See accompanying notes to financial statements

Advance Credit Technologies
Advanced Credit Technologies,Inc
Statements of Cash Flows

			February 25, 2008
			(Inception)
	Twelve Months Ending	Twelve Months Ending	through
	December 31, 2012	December 31, 2011	December 31,2012
Cash flows used by operating activities:
Net loss	(150,331)	(180,199)	(544,469)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0	0
Changes in liabilities	47,000	0	47,000
Accrued expenses	0	0
Accrued Interest Payment	0	0	0
Accrued interest	0	0	0

Net cash provided by operations	(103,331)	(180,199)	(497,469)

Cash flows from financing activities:
Proceeds from common stock issuance	83,000	191,400	500,554
Repayment of related party loans	0	0	0
Proceeds from related party loans	0	0	0

Cash flows from financing activities	83,000	191,400	500,554

Increase in cash	(20,331)	11,201	3,805

Cash - Beginning	23,416	12,515	0

Cash - Ending	3,085	23,416	3,805

See accompanying notes to financial statements

ADVANCED CREDIT TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2012,December 31, 2011, December 31, 2010, December 31, 2009 and   2008, the Company had $0 in deposits in excess of federally-insured limits.

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

During the year  ending December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008, we have capitalized  external and internal use software and website development costs totaling $-0- and $-0-, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for years ending December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008 were $1,592, $820, $691, $-0- and $-0-, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

In accordance with ASC Topics 985 and 350 the Company has recorded all costs incurred to establish the technological feasibility of computer software product to be sold, leased, or otherwise marketed are researched and development costs.  For the year ending December 31, 2012, and years ending December 31, 2011, December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008 the Company recorded research and development costs of  $28,484, $52,949, $34,500, $55,860 and $6,400 respectively.

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

Segment Reporting

FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of period ending December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and  December 31, 2008.

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

At December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, no potentially dilutive shares were outstanding.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Income to common stockholders For the Period Ending December 31, 2012 Basic and diluted EPS	$(150,331)	23,183,498	$(.007)
For the Period Ending December 31, 2011 Basic and diluted EPS	$(180,199)	20,211,500	$(0.009)

Income to common stockholders

For the Year Ended December 31, 2010
Basic and diluted EPS	$(164,614)	17,565,000	$(0.010)
Income to common stockholders

For the Year Ended December 31, 2009:
Basic and diluted EPS
Income to common stockholders	$(24,548)	15,250,000	$(0.002)

For the period February 25, 2008 (inception) through December 31, 2008:
Basic and diluted EPS
Income to common stockholders	$(24,777)	15,000,000	$(0.002)

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

As there is no trading history during the periods of February 2008 through December 31, 2012 and the Company securities were not offered to the public, the Company  had determined that the fair value of its stock is the price paid when it raises funds.   For the year ended December 31, 2009 the Company issued no stock for compensation .  For the period February 25, 2008 (inception) through December 31, 2008, the Company issued 15,000,000 common shares to consultants for services valued at $15,000 The value of these shares totaling 15,000,000, was determined by the Company’s Board of Directors since at the time of issuance, the Company had no operations, business plan, website or software. In 2010 the company issued additional 515,000 common shares for consulting,  These shares were valued at $.001 per share or $5,150. In 2011 the company issued 10,000 shares for advertising services valued at $1,000 or $.10 cents per share and 672,500 shares for professional services and graphic design.  In 2012 the Company issued 182,000 shares for professional and graphic web design services and 2,000,000 shares as treasury stock in the Company.

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

NOTE 2 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of  December 31, 2012, December 31, 2011,  December 31, 2010, December 31, 2009, and December 31, 2008.  There were 23,183,498, 20,211,500, 17,565,000, 15,250,000 and 15,000,000 shares outstanding as of December 31, 2012,  December 31, 2011, December 31, 2010, December 31, 2009 and 2008, respectively.

NOTE 3 – COMMITMENTS

The Company rents office space for its main office in Apple Valley, Minnesota on a month-to-month basis.  Monthly rent for this space is $375.00.

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

On July 2, 2012 the Company entered into a promissory note with an officer of the Company in the amount of $12,000.  The note accrues interest at an annual rate of 10% and is due on demand.  On August 21, 2012 the Company extended the original  promissory note with an officer of the Company in the amount of $25,000.  On November 19, 2012 the Company extended the  promissory note with and officer of the company in the amount of $10,000.  On December 31, 2012 the note had a balance of $47,000.

Due to Related Parties

During 2009, an officer of the Company advanced to the Company $5,524 in the form of expenses incurred on behalf of the Company.  The balance was $0.00 at December 31, 2010 and December 31, 2011.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has not achieved profitability and has not enacted its entire business plan as of December 31, 2012.  In addition, the Company has a working capital in the amount of $3,085.  This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by related party debt and  equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $544,469.   Management continues to seek funding from its shareholders, other qualified investors and new additional marketing contracts in generating revenue to pursue its business plan.

NOTE 6 – INCOME TAXES

At December 31, 2012, the Company had available federal and state net operating loss carry forwards to reduce future taxable income.  The amount available was approximately $544,469 for federal and state purposes.  The federal and state net operating loss carry forwards begin to expire in 2029.  Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards.  Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Significant components of the Company’s deferred income tax assets are as follows as of:
December 31, 2012
Deferred income tax asset:
Net operating loss carry forward	$(544,469)
Valuation allowance	$(544,469)
Net deferred income tax asset	—

 The Company has adopted FASB  ASC Topic 740 – Income Taxes  (formerly FIN 48) — an interpretation of former FASB Statement No. 109.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this ASC Topic we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This ASC Topic also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2012, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2012, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of April 3, 2013.

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

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2012, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of April 3, 2013 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Chris Jackson	48	Chief Operating Officer, President, Director	Inception
Enrico Giordano	54	Treasurer, Director	Inception

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

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2011in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chris Jackson, COO, Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	40,255	40,255

Enrico Giordano, Treasurer, Director	2012	Nil	Nil	Nil	Nil	Nil	Nil	36,654	36,654

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

Grants of Plan-Based Awards in 2012

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2012, our fiscal year-end.

Option Exercises and Stock Vested in 2012

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2012.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

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

Potential Payments Upon Termination or Change in Control

As of December 31, 2012, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2012

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

Name of beneficial owner	Amount of beneficial ownership	Percent Owned
Chris Jackson, President, Chief Operating Officer 15322 Galaxie Ave S, Ste 211 Apply Valley, MN 55124	5,500,000	27%
Enrico Giordano, Treasurer 15322 Galaxie Ave S, Ste 211 Apply Valley, MN 55124	5,000,000	24%
All officers and directors as a group (2)	10,500,000	51%

The percent of class is based on 23,183,498 shares of common stock issued and outstanding as of the date of this prospectus.

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

	2011	2012
Audit Fees	$7,500	$4,500
Audit-Related Fees
Tax Fees
All Other Fees

Total Audit and Audit-Related Fees	$7,500	$4,500

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of Stan J.H. Lee, CPA, P.A (filed herewith)
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on 10/26/2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of April, 2013.

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
Enrico Giordano

INDEX TO EXHIBITS

REPORT ON FORM 10-K
For the Year Ended December 31, 2012

PURSUANT TO ITEM 601 OF REGULATION S-K

Advanced Credit Technologies, Inc.

Exhibits

3.1	Articles of Incorporation, as currently in effect
3.2	Bylaws, as currently in effect
4.1	Specimen common stock certificate
23.1	Consent of Stan J.H. Lee, CPA, P.A (filed herewith)
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)