Form 10-Q
period 2013-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2013-05-13
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended March 31, 2013
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934 for the transition period from ________________ to ___________________.

Commission File Number. 333-170132

ADVANCED CREDIT TECHNOLOGIES INC.
(Exact name of Registrant as Specified in its Charter)
Nevada	26-2118480
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

15322 Galaxie Ave So Suite 112 Apply Valley, MN	55124
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2013, there were 23,263,498 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	March-31	December-31
	2013	2012
Assets

Current assets
Cash in bank	$4,179	3,085

Total assets	4,179	3,085

Liabilities and stockholders' deficit

Current liabilities	58,000	47,000
Accrued expenses	0	0
Notes payable - Related parties	0	0
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	58,000	47,000

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 22,994,833 and 20,161,000 issued
and outstanding	21,300	21,220

Additional paid-in capital	487,254	479,334
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(562,375)	(544,469)

Total stockholders' deficit	(53,821)	(43,915)

Total liabilities and stockholders' deficit	$4,179	3,085

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Revenues	10,500	2,404
Commissions paid		0
Gross margin	10,500	2,404

Operating expenses
Professional fee	1,599	15,593
Consulting fees	-	-
Officer's compensation	18,270	25,825
Travel and entertainment	46	3,008
Rent	0	1,800
Computer and internet	1,390	982
Research and development	1,050	15,784
Office supplies and expenses	5,040	4,192
Other operating expenses	1,012	1,923
Total operating expenses	28,407	69,107

Loss from operations	(17,907)	(66,703)
Interest Income	0	0
Interest expense	0	0

Net loss	(17,907)	(66,703)

Earnings per share Weighted Average	(0.001)	(0.003)

Weighted average shares outstanding	23,236,165	20,329,278

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Three Months Ending	Three Months Ending
	March 31, 2013	March 31, 2012
Cash flows used by operating activities:
Net loss	(17,906)	(66,703)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	11,000	0
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accrued interest	0	0

Net cash provided by operations	(6,906)	(66,703)

Cash flows from financing activities:
Proceeds from common stock issuance	8,000	56,000
Repayment of related party loans	0	0
Proceeds from related party loans	0	0

Cash flows from financing activities	8,000	56,000

Increase/Decrease in cash	1,094	(10,703)

Cash – Beginning	3,085	23,416

Cash – Ending	4,179	12,713

See notes to consolidated financial statements

Advanced Credit Technologies, Inc.
Statements of Stockholders' Deficit
(Unaudited )

Balance December 31, 2012	23,183,498	21,220	479,334	-	(544,469)	(43,915)
Proceeds from issuance of common stock	80,000	80	7,920	0	0	8,000
Common stock issued for consulting	0	0	0	0	0	0
Net loss for the Twelve months ended March 31, 2013	--	--	--	--	(17,906)	(17,906)
Balance March 31, 2013	$23,263,498	21,300	487,254	0	$(562,375)	$(53,821)

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

With the ongoing problems in the overall economy ( unemployment at 7.5 % as of  March 31st 2013)  according to the Labor Dept. ) combined with tightening underwriting and credit criteria from those who lend monies to the public at large we are marketing a common sense solution to these problems. In October of 2012 the Company  launched    its phase II software platform as a solution to both business and consumers to assist them in understanding the credit ratings system, and offer these solutions at a very minimal cost to all parties concerned. Our current retail portal ( 700creditmd ) will be replaced by ( www.turnscor.com ) and our wholesale portal ( mycmtool ) will be replaced by ( www.turnscorpro.com ). These phase II portals not only have a new user interface but also increase  brand awareness and name recognition. In addition to the new user interface we have upgraded the software to enhance the user experience and simplify the overall process. The Company is well aware that everyone ( business owners/consumers ) learns at a different pace, which is why our phase II has a complete “Training Center” to assist the wholesale/retail users of the various products to successfully navigate the software. We have developed a personalized e-book, a complete “video” series, and finally a “live” application demonstration of the software to empower success by all those that use the application.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending   March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The  Balance Sheet as of December 31, 2012 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2013.

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

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three months  ended March 31, 2013  the Company had a net loss of $17,906.00.     On March 31, 2013 the Company had a working capital $4,178.00   and a stockholders’ deficiency of $53,821.00. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES
Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the three months ended March 31, 2013 and 2012   the calculations of basic loss per share were (.001) and ( .003)  for March 31, 2013 and 2012 respectively.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company ~~will~~ adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

E. NOTES PAYABLE
The Company  has  incurred debt during of $11,000.00 this accounting period derived from the officers and stockholder of the company in the form of a short term note for one year at a five percent interest rate.

F. STOCK-BASED COMPENSATION
There are no stock transactions issued for the 1st quarter of 2013 as compensation for services.

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

Small business owners around the country readily will accept Visa/Master Card at their place of business. Some however don't qualify because of a poor credit profile. We have partnered with Capstone Merchant Bank Card to offer these business owners a solution. Www.capstonecreditfix.com

In January of 2013 we signed a joint marketing agreement with Capstone Bankcard and developed capstonecreditfix.com, which is essentially a white label version of TurnScor. Together with Capstone we are assisting small business owners across the country to raise their credit scores and get access to business loans and lines of credit with a higher credit score.

In March of 2013 TurnScor became a sponsor of the Ron Kelly Show, broadcast on the LATalkRadio network, Ron is heard Friday's at 4PM est.

We are continuing our marketing efforts with title companies ( Nation Title ) in Florida to build a larger regional and national presence. Nation Title Agency of Florida is promoting the TurnScor Pro platform to its financial network of loan originators as a value added service.

In March of 2013 we signed a tele-marketing agreement with DPS Consulting to offer TurnScor to various phone banks around the country. We are just getting the marketing and scripting components in place. Our price point and support systems lend to the a successful launch of the phone centers beginning in the 2nd quarter of 2013.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2013 the Company reported an increase in revenues compared to the period ended March 31, 2012.  The Company has experienced an increase in business.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

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

Operational Expenses
The operational expenses had decreased from $66,703.00 for first quarter totals of fiscal year of 2012 to 28,406 for the first quarter of fiscal year of 2013.  This decrease was due to lower legal filing fees of professional services and officer’s compensation and computer and internet costs.  Travel, rent, office supplies, research and development costs where similar in amount as compared to the two first quarter fiscal periods.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of March 31, 2013:

Cash and cash equivalents	$4,179
Total assets	4,179
Total liabilities	58,000
Total shareholders’ (deficit)	53,821

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of March 31,2013.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period January 1, 2013 and March 31, 2013 was $8,000.00 which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and additional debt in the form of an officers loan of $11,000.00.

Intangible Assets

There were no intangible assets acquired during the period January 1, 2013 and March 31, 2013.

Material Commitments

There were no material commitments for the period January 1, 2013 and March 31, 2013.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company raised $8,000.00 through by the private sale of stock and use for the operations of the company.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012  ; (ii) Consolidated Statement of Operations for the three months ended  March 31, 2013 and 2012~~;~~ (iii) Consolidated Statement of Stockholders’ Deficit as at  March 31, 2013;
(iv) Consolidated Statements of Cash Flows for the  three months ended  March 31, 2013 and 2012~~;~~ (v) Notes to the Financial Statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2013.

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