Form 10-Q
period 2013-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2013-08-12
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended June 30, 2013
OR
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

As of June 30, 2013, there were 23,573,498 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE JUNE 30, 2013

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)

	June 30,	December-31
	2013	2012
Assets

Current assets
Cash in bank	$3,029	3,085

Total assets	3,029	3,085

Liabilities and stockholders' deficit

Current liabilities	41,500	47,000
Accrued expenses	0	0
Notes payable - Related parties	0	0
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	41,500	47,000

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 23,573,498 and 20,161,000 issued
and outstanding	21,610	21,220

Additional paid-in capital	517,944	479,334
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(578,025)	(544,469)

Total stockholders' deficit	(38,471)	(43,915)

Total liabilities and stockholders' deficit	$3,029	3,085

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012

Revenues	24,541	7,471
Commissions paid	624	1,500
Gross margin	23,917	5,971

Operating expenses
Professional fee	1,599	17,537
Consulting fees	-	-
Officer's compensation	40,070	42,934
Travel and entertainment	89	4,511
Rent	625	3,000
Computer and internet	1,200	1,889
Research and development	3,100	18,034
Office supplies and expenses	8,285	6,521
Other operating expenses	2,505	4,060
Total operating expenses	57,473	98,486

Loss from operations	(33,556)	(92,515)
Interest Income	0	0
Interest expense	0	0

Net loss	(33,556)	(92,515)

Earnings per share Weighted Average	(0.001)	(0.004)

Weighted average shares outstanding	23,271,509	20,709,221

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Six Months Ending	Six Months Ending
	June 30, 2013	June 30, 2012
Cash flows used by operating activities:
Net loss	(33,556)	(92,515)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	(5,500)	0
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accrued interest	0	0

Net cash provided by operations	(39,056)	(92,515)

Cash flows from financing activities:
Proceeds from common stock issuance	39,000	70,000
Repayment of related party loans	0	0
Proceeds from related party loans	0	0

Cash flows from financing activities	39,000	70,000

Increase/Decrease in cash	(56)	(22,515)

Cash – Beginning	3,085	23,416

Cash – Ending	3,029	901

See notes to consolidated financial statements

Advanced Credit Technologies, Inc.
Statements of Stockholders' Deficit
(Unaudited )

Balance December 31, 2012	23,183,498	21,220	479,334	-	(544,469.00)	(43,915)

Proceeds from issuance of
common stock	390,000	390	38,610	0	0	39,000

Common stock issued for
consulting	0	0	0	0	0	0

Net loss for the Twelve months
ended June 30, 2013	--	--	--	--	(33,556)	(33,556)

Balance June 30, 2013	23,573,498	$21,610	517,944	0	$(578,025)	$(38,471)

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

With the ongoing problems in the overall economy ( unemployment at 7.2 % as of  June 30, 2013)  according to the Labor Dept. ) combined with tightening underwriting and credit criteria from those who lend monies to the public at large we are marketing a common sense solution to these problems. In October of 2012 the Company  launched    its phase II software platform as a solution to both business and consumers to assist them in understanding the credit ratings system, and offer these solutions at a very minimal cost to all parties concerned. Our current retail portal ( 700creditmd ) will be replaced by ( www.turnscor.com ) and our wholesale portal ( mycmtool ) will be replaced by ( www.turnscorpro.com ). These phase II portals not only have a new user interface but also increase  brand awareness and name recognition. In addition to the new user interface we have upgraded the software to enhance the user experience and simplify the overall process. The Company is well aware that everyone ( business owners/consumers ) learns at a different pace, which is why our phase II has a complete “Training Center” to assist the wholesale/retail users of the various products to successfully navigate the software. We have developed a personalized e-book, a complete “video” series, and finally a “live” application demonstration of the software to empower success by all those that use the application.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending   June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The  Balance Sheet as of December 31, 2012 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2012.

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

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2013  the Company had a net loss of $33,556.00.     On June 30, 2013 the Company had a working capital $3,029   and a stockholders’ deficiency of $38,471.00     . The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES
Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the six months ended June 30, 2013 and 2012   the calculations of basic loss per share were (.001) and
 (.004)  for June 30, 2013 and 2012 respectively.

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

E. NOTES PAYABLE
The Company  has  incurred debt during of $4,500.00 this accounting period derived from the officers and stockholder of the company in the form of a short term note for one year at a five percent interest rate.   The company has a total debt of $41,500 derived from the officers and stockholders of the company.

F. STOCK-BASED COMPENSATION

There are no stock transactions issued for the first half of 2013 as compensation for services.

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

In March of 2013 we signed a tele-marketing agreement with DPS Consulting to offer TurnScor to various phone banks around the country. We are just getting the marketing and scripting components in place. Our price point and support systems has lead to a successful launch of the phone centers that began in the 2nd quarter of 2013.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2013 the Company reported an increase in revenues compared to the period ended June 30, 2012.  The Company has experienced an increase in business.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

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

Operational Expenses
The operational expenses had decreased from $92,515.00 for first half  totals of fiscal year of 2012 to 58,097 for the first half of fiscal year of 2013.  This decrease was due to lower legal filing fees of professional services and officer’s compensation and computer and internet costs.  Travel, rent, office supplies, research and development costs where similar in amount as compared to the two first quarter fiscal periods.

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company’s minimum capital requirements for the next twelve (12) months is $150,000.  With current revenues, the Company is able to continue business operations and with $150,000, the Company will be able to implement its expansion model.    Any funding received over and above the estimated $150,000 in reporting requirements will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of March 31, 2013:

Cash and cash equivalents	$3,029
Total assets	3,029
Total liabilities	41,500
Total shareholders’ (deficit)	(38,471)

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of June 30,2013.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period January 1, 2013 and June 30, 2013 was $18,000.00 which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, $21,000 of Investors loans were converted to common Stock  and additional debt in the form of an officers loan of $4,500.00.

Intangible Assets

There were no intangible assets acquired during the period January 1, 2013 and June 30, 2013.

Material Commitments

There were no material commitments for the period January 1, 2013 and June 30, 2013.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company raised $18,000.00 through by the private sale of stock and use for the operations of the company.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012  ; (ii) Consolidated Statement of Operations for the six months ended  June 30, 2013 and 2012~~;~~ (iii) Consolidated Statement of Stockholders’ Deficit as at  June 30, 2013;
(iv) Consolidated Statements of Cash Flows for the  six months ended  June 30, 2013 and 2012~~;~~ (v) Notes to the Financial Statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 2013.

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