Form 10-Q/A
period 2013-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2013-11-14
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q/A
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2013 originally filed with the Securities and Exchange Commission on May 13, 2013, is being filed solely for the purpose of  amending  the language in Item 4 Controls and Procedures, to reflect the correct reporting period.

Other than as expressly set forth above, this Form 10-Q/A does not, and does not purport to, amend, update or restate the information in any other item of the Q1 10Q, or reflect any events that have occurred after the Q1 10Q was originally filed.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our current fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level this current period.

There has been no change in our internal controls over financial reporting as of our current accounting period  that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2013.

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