Form 10-Q/A
period 2013-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2013-11-14
CIK 1437517

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the six months ended June 30, 2013 originally filed with the Securities and Exchange Commission on August 12, 2013, is being filed solely for the purpose of  amending  the language in Item 4 Controls and Procedures, to reflect the correct reporting period.

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

There has been no change in our internal controls over financial reporting as of the current accounting period that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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