Form 10-Q
period 2013-09-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2013-11-14
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

 for the quarterly period ended September 30, 2013
OR
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

As of September 30, 2013, there were 24,100,498 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE SEPTEMBER 30, 2013

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	September 30,	December-31
	2013	2012
Assets

Current assets
Cash in bank	$2,466	3,085

Total assets	2,466	3,085

Liabilities and stockholders' deficit

Current liabilities	16,500	47,000
Accrued expenses	0	0
Notes payable - Related parties	0	0
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	16,500	47,000

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 24,100,498 and 20,161,000 issued
and outstanding	22,137	21,220

Additional paid-in capital	570,117	479,334
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(606,288)	(544,469)

Total stockholders' deficit	(14,034)	(43,915)

Total liabilities and stockholders' deficit	$2,466	3,085

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012

Revenues	39,917	9,223
Commissions paid	1022	1,500
Gross margin	38,895	7,723

Operating expenses
Professional fee	6,649	29,537
Consulting fees	-	-
Officer's compensation	72,749	64,898
Travel and entertainment	411	5,363
Rent	1,125	5,400
Computer and internet	1,881	2,532
Research and development	4,100	22,784
Office supplies and expenses	10,434	8,684
Other operating expenses	3,365	5,786
Total operating expenses	100,714	144,984

Loss from operations	(61,819)	(137,261)
Interest Income	0	0
Interest expense	0	0

Net loss	(61,819)	(137,261)

Earnings per share Weighted Average	(0.003)	(0.006)

Weighted average shares outstanding	23,418,528	21,834,011

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Nine Months Ending September 30,	Nine Months Ending September 30,
	2013	2012
Cash flows used by operating activities:
Net loss	(61,819)	(137,261)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	0	37,000
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accrued interest	0	0

Net cash provided by operations	(61,819)	(100,2661)

Cash flows from financing activities:
Proceeds from common stock issuance	56,700	80,000
Repayment of related party loans	0	0
Proceeds from related party loans	4,500	0

Cash flows from financing activities	61,200	80,000

Increase/Decrease in cash	(619)	(20,261)

Cash – Beginning	3,085	23,416

Cash – Ending	2,466	3,155

See notes to consolidated financial statements

Advanced Credit Technologies, Inc.
Statements of Stockholders' Deficit
(Unaudited )

Balance December 31, 2012	23,183,498	21,220	479,334	-	(544,469)	(43,915)

Proceeds from issuance of
common stock	917,000	917	90,783	0	0	91,700

Common stock issued for
consulting	0	0	0	0	0	0

Net loss for the Nine Months
ended September 30, 2013	--	--	--	--	(61,819)	(61,819)

Balance September 30, 2013	24,100,498	$22,137	$570,117	$0	$(606,288)	$(14,034)

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

With the ongoing problems in the overall economy ( unemployment at 7.2 % as of  September 30, 2013)  according to the Labor Dept. ) combined with tightening underwriting and credit criteria from those who lend monies to the public at large we are marketing a common sense solution to these problems. In October of 2012 the Company  launched    its phase II software platform as a solution to both business and consumers to assist them in understanding the credit ratings system, and offer these solutions at a very minimal cost to all parties concerned. These phase II portals not only have a new user interface but also increase  brand awareness and name recognition. In addition to the new user interface we have upgraded the software to enhance the user experience and simplify the overall process. The Company is well aware that everyone ( business owners/consumers ) learns at a different pace, which is why our phase II has a complete “Training Center” to assist the wholesale/retail users of the various products to successfully navigate the software. We have developed a personalized e-book, a complete “video” series, and finally a “live” application demonstration of the software to empower success by all those that use the application.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending   September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The  Balance Sheet as of December 31, 2012 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31,2012.

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

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2013  the Company had a net loss of $61,819.00.     On September 30, 2013 the Company had a working capital $2,466.00  and a stockholders’ deficiency of $14,034.00 . The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2013 without continued

external investment. The Company will require additional funds to continue its operations through fiscal 2013 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES
Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the nine months ended September 30, 2013 and 2012   the calculations of basic loss per share were (.003) and  (.006)  for September 30, 2013 and 2012 respectively.

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

In September 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company ~~will~~ adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

E. NOTES PAYABLE
The Company  has  incurred debt during of $4,500.00 this accounting period derived from the officers and stockholder of the company in the form of a short term note for one year at a five percent interest rate.   A second note was converted to stock from $25,000.00 to 250,000 shares. The company has a total debt of $16,500 derived from the officers and stockholders of the company.

F. STOCK-BASED COMPENSATION
There are no stock transactions issued for the first nine months  of 2013 as compensation for services.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2013 the Company reported an increase 433% increase in revenues compared to the period ended September 30, 2012.  The Company has experienced an increase in business.  We further expect our business to grow as corporate profits increase based on the fact that many businesses’ profits are advertising driven.

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

Operational Expenses
The operational expenses had decreased by 55% from $144,984.00 for nine month  totals of fiscal year of 2012 to 101,737.00 for the nine month period of fiscal year of 2013.  This decrease was due to lower legal filing fees of professional services and computer and internet costs.  Travel, rent, research and development costs where similar in amount as compared to the two third quarter fiscal periods.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of September 30, 2013:

Cash and cash equivalents	$2,466
Total assets	2,466
Total liabilities	16,500
Total shareholders’ (deficit)	(14,034)

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of September 30,2013.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period January 1, 2013 and September 30, 2013 was $18,000.00 which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and additional debt in the form of an officers loan of $4,500.00.

Intangible Assets

There were no intangible assets acquired during the period January 1, 2013 and September 30, 2013.

Material Commitments

There were no material commitments for the period January 1, 2013 and September 30, 2013.

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

In September 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company raised $27,000.00 through by the private sale of stock and use for the operations of the company.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012  ; (ii) Consolidated Statement of Operations for the nine months ended  September 30, 2013 and 2012~~;~~ (iii) Consolidated Statement of Stockholders’ Deficit as at  September 30, 2013;
(iv) Consolidated Statements of Cash Flows for the nine months ended  September 30, 2013 and 2012~~;~~ (v) Notes to the Financial Statements.

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