Form 10-K
period 2013-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2015-01-13
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Registrant’s telephone number, including area code: (612) 961-4536

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

On December 31, 2013 there were 22,466,833 shares of the registrant’s Common Stock issued and outstanding and held by approximately 96 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

Advanced Credit Technologies, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2013

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

Our technology will focus initially on two channels:

Retail.  End users who would traditionally have to buy a kit or hire a credit management specialist to do this for them. The drawback to most self-help methods is that it usually doesn’t work, and in some cases makes the situation worse. Our software, along with video tutorials, makes it easy for a client to succeed. The process is the same for everyone, why would you pay hundreds or thousands if you could do it yourself for minimal expense.

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

Due to widespread abuses, the Federal Trade Commission recently approved a rule (July 29, 2010, taking effect in October 2010) which makes it very hard for companies to pitch their business by advertising dubious claims related to their success rates. Among others, it  prevents them from charging upfront fees.

We would like to emphasize here that we are not in the business of settling debts on behalf of clients, nor collecting upfront fees as a partial payment for service rendered or to be rendered in the future. We merely sell a product that involves a process to challenge information on credit reports, which may be wrong. The client is the one using the software to assist themselves.

Our Services
We offer a proprietary software platform which allows customers to monitor and manage their credit from the privacy of their own homes.  They can sign up from their home or office via the Internet and manage their credit. The technology is unique in the industry and offers a reminder service and prompts the customer through the entire process.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

ACT’s corporate office is located at  15322 Galaxie Ave So, Suite 211, Apple Valley, MN 55124 and our telephone number is  612-961-4536. The Company leases its office pursuant to an agreement entered into in April 2013 that calls for rent in the amount of $300 per month that includes phone and internet.
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

There were no matters submitted to a vote of security holders during the fourth quarter of 2013.

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

As of the date of this document we have approximately 22,466,833.00 shares of common stock outstanding held by 96 shareholders.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2013, and for the year ended December 31, 2012, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2013	Year ended December 31, 2012
Statement of Operations Data:
Revenue:	$45,476	24,177

Expenses:
General and administrative	254,025	198,898
Depreciation

Total expenses	254,025	198,898

Net (loss)	$(208,549)	(174,721)

Basic and diluted net income per share	$(0.007)	(0.007)
Weighted average number of common shares outstanding	21,957,286	20,880,752

Balance Sheet Data:	As of December 31, 2013	As of December 31, 2012
Cash and cash equivalents	$1,973	$59
Total assets	2,973	3,259
Total current liabilities	133,932	61,015
Total liabilities	(130,959)	(61,015)
Total shareholders’ equity	2,973	3,259

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2013 and  December 31, 2012 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, for the year ended the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  For the year ended December 31, 2013, we had revenues of  $45,476 and had total expenses of  $254,025 as compared to revenues of $24,177 and expenses of $198,898 for the period December 31, 2012.  For the year ended December 31, 2013  we had net loss of  ($208,549)as compared to net loss of   ($174,121) for the year ended December 31, 2012.
Results of Operations

For the year ended December 31, 2013, the Company reported an increase in revenues compared to the year ended December 31, 2012.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2013:

Cash and cash equivalents	$
Total assets		1,973
Total liabilities		133,932
Total shareholders’ (deficit)		(130,959)
Total Liabilities and Equity		2,973

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the period ended December 31, 2013.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments for the year ended December 31, 2013.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and shareholder notes.  Net cash provided by financing activities for the year ended December 31, 2012  through for the year ended December 31, 2013  of $191,700,  which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, debt conversion to stock and $100,000 in shareholder loan notes.

Intangible Assets

There were no intangible assets during the period December 31, 2012 through December 31, 2013.

Material Commitments

In October of 2013 ACRT entered into a joint marketing venture with Capstone Bank Card, Inc. a California Corporation to build a stand alone TurnScor Pre-Paid Master Card platform to enhance our marketability within the under-banked and credit challenged segments of the overall market. Our initial marketing efforts have identified another opportunity to market our TurnScor software, in conjunction with Capstone ( 30 years in merchant processing ) our initial funding efforts have begun and our platform is now under construction. Our plan is to launch early in the 2nd quarter of 2015. Recent studies show that there are around 45-50 million Americans who can't access traditional banking sectors and our TurnScor Master Card Platform will assist this segment to reduce their expenses and rebuild their credit profiles.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the years ending December 31, 2012 through years end December 31, 2013.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Advanced Credit Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Credit Technologies, Inc., (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (February 25, 2008) to December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Credit Technologies, Inc., (A Development Stage Company) as of December 31, 2013 and 2012, and results of its operations and its cash flows for the years then ended, and for the period from inception (February 25, 2008) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
-------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
December 19, 2014

Advanced Credit Technologies, Inc.
(A development stage enterprise)
Balance Sheet

	December 31,	December 31,
	2013	2012
Assets
Current Assets
Cash in Bank	$1,973	59
Accounts Receivable	$1,000	3,200

Total assets	2,973	3,259

Liabilities and stockholders' deficit

Current liabilities
Bank Overdraft	0	73
Accounts and accrued expenses	15,732	10,942
Loans Payable - Stockholders	12,200	12,000
Non-Interest bearing Convertible note	100,000	38,000
10% convertible note	6,000
Total liabilities	133,932	61,015

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares
Issued and outstanding 22,466,833 Shares - December 31, 2013
and 21,153,498 Shares - December 31, 2012	22,467	21,154
Additional paid-in capital	747,578	613,544
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(901,004)	(692,454)

Total stockholders' deficit	(130,959)	(57,756)

Total liabilities and stockholders' deficit	$2,973	$3,259

 See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
(A development stage enterprise)
Statements of Operations

			February 25, 2008
	Twelve Months	Twelve Months	(Inception)
	Ended	Ended	Through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	42,126	24,177	$156,598
Consulting Revenue	3,350	0	$9,700
Gross Income	45,476	24,177	166,298

Operating Expenses
Professional fee	104,599	79,504	438,612
Advertising and Promotion	24,694	6,592	87,297
Officer's compensation	101,150	76,909	340,211
Travel and entertainment	461	1,325	39,881
Rent	2,125	6,600	31,075
Computer and internet	2602	4271	33,029
Telephone	4641	5393	22,276
Office supplies and expenses	6,750	5,808	22,611
Other operating expenses	5,200	11,206	47,834
Total operating expenses	252,222	197,608	1,062,826

Loss from operations	(206,746)	(173,431)	(896,528)

Interest expense	1,803	1,290	4,776

Net loss	(208,549)	(174,721)	(901,004)
Net Loss	(208,549)	(174,721)
Earnings per share Weighted Average	(0.001)	(0.001)	(0.05)

Weighted average shares outstanding	21,957,286	20,880,752	17,953,544

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

Statements of Stockholders' Deficit

					Deficit
					Accumulated
			Additional	Common Stock	During
	Common stock		Paid-In	Subscriptions	Development
	Shares	Amount	Capital	Received	Stage	Total

Balance, February 25, 2008	--	$--	$--	$--	$--	$--

Proceeds from issuance of
Capital contributed by founders	--	--	0	--	--	0

Stock issued for consulting	15,000,000	15,000	0	--	--	15,000

Net loss for the period from
February 25, 2008 (inception)
through December 31, 2008	--	--	--	--	(24,777)	(24,777)

Balance, December 31, 2008	15,000,000	15,000	0	--	(24,777)	(9,777)

Proceeds from issuance of
common stock	250,000	250	24,750	0	--	25,000

Net loss for the year ended
December 31, 2009	--	--	--	--	(24,548)	(24,548)

Balance, December 31, 2009	15,250,000	15,250	24,750	0	(49,325)	(9,325)

Proceeds from issuance of
common stock	1,690,000	1,690	167,310	0	--	169,000

Common stock issued for
consulting	385,000	385	38,115	0	0	38,500

Net loss for the Twelve months
ended December 31, 2010	--	--	--	--	(185,960)	(185,960)

Balance, December 31, 2010	17,325,000	$17,325	$230,175	0	$(235,285)	$12,215

Proceeds from issuance of
common stock	1,914,000	1,914	189,486	0	--	191,400

Common stock issued for
consulting	972,500	973	96,277	0	0	97,250

Net loss for the Twelve months
ended December 31, 2011	--	--	--	--	(282,449)	(282,449)

Balance, December 31, 2011	20,211,500	$20,212	$515938	0	$(517,734)	$18,416
Proceeds from issuance of
common stock	759,998	760	79,240	0	--	80,000

Common stock issued for
consulting	182,000	182	18018	0	0	18,200
Contribution to paid in Capital			348			348
Net loss for the Twelve months
ended December 31, 2012	--	--	--	--	(174,721)	(174,721)

Balance, December 31, 2012	21,153,498	$21,154	$613,544	0	$(692,455)	$(57,757)
Proceeds from issuance of
common stock	980,000	980	99,020	0	--	100,000

Common stock issued for
Consulting	333,335	333	33001	0	0	33,334
Contribution to paid in Capital			1,500			1,500
Net loss for the Twelve months
ended December 31, 2013	--	--	--	--	(208,549)	(208,549)

Balance, December 31, 2013	22,466,833	$22,467	$747,465	0	$(901,004)	$(130,959)

See accompanying notes to financial statements

Advanced Credit Technologies Inc
Statements of Cash Flows

	Twelve Months Ending	Twelve Months Ending	February 25, 2008 (Inception) through
	December 31, 2013	December 31, 2012	December 31, 2013
Cash flows used by operating activities:
Net loss	(208,549)	(174,721)	(901,004)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	32,334	18,200	175,284
Accounts Receivable	2,200	(3,200)	(1,000)
Bank Overdraft	(73.00)	73.00
Accounts Payable and Accrued Expenses	4,789	5,943	15,732
	0	0	0

Net cash provided by operations	(169,299)	(153,705)	(710,988)

Cash flows from financing activities:
Proceeds from common stock issuance	101,000	80,000	592,400
Convertible Notes Payable	68,000	38,000	106,000
Stockholders Loans	200	12,000	12,200
Stockholders Contributions	2,013	348	2,361
Net Cash flows from financing activities	171,213	130,348	712,961

Increase in cash	1,914	(23,357)	1,973

Cash - Beginning	59	23,416	0

Cash - Ending	1,973	59	1,973

See accompanying notes to financial statements

ADVANCED CREDIT TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Advanced Credit Technologies, Inc. ("ACTI" or the "Company") was incorporated in Nevada in February 2008.  The Company is in the development stage and provides a state of the art credit management platform that is a web based delivery system.  Industries that benefit from the Company's technology include realtors, auto dealers and loan originators.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed.  Provision for sales returns are estimated based on the Company's historical return experience.  Revenue is presented net of returns.

Fair Value Measurements

For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

The Company has adopted Accounting Standards Codification ("ASC") 820-10, “Fair Value Measurements and Disclosures.”  ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value  measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Fair Value Measurements (continued)

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at December 31, 2013.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity.  The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2.  LOANS PAYABLE - STOCKHOLDERS

During 2013 and 2012, certain stockholders of the Company advanced the Company $125,199 and $12,000, respectively, to pay for certain expenses.  The loans have a balance of $112,199 at December 31,  2013, bear no interest and are payable on demand.

Note 3.  10% CONVERTIBLE NOTES

In August 2012, the Company issued a $25,000 convertible note due in February 2013.  Interest on the note accrued at the rate of 10% per annum and was payable upon maturity.  The note was converted into 250,000 shares of the Company's common stock at the rate of $0.10 per share as per the terms of the note.  Accrued interest of $1,250 was capitalized as additional paid-in capital at the time of conversion.

In November 2012, the Company issued a $10,000 convertible note due in April 2013.  Interest on the note accrued at the rate of 10% per annum and was payable upon maturity.  The note was converted into 100,000 shares of the Company's common stock at the rate of $0.10 per share as per the terms of the note.  Accrued interest of $500 was capitalized as additional paid-in capital at the time of conversion.

In November 2012, the Company issued a $3,000 convertible note due in April 2013.  Interest on the note accrued at the rate of 10% per annum and was payable upon maturity.  At December 31, 2013, the note had a principal balance of $3,000 and accrued interest of $413.

In January 2013, the Company issued a $3,000 convertible note due in July 2013.  Interest on the note accrued at the rate of 10% per annum and was payable upon maturity.  The note was converted into 30,000 shares of the Company's common stock at the rate of $0.10 per share as per the terms of the note.  Accrued interest of $150 was capitalized as additional paid-in capital at the time of conversion.

In June 2013, the Company issued a $3,000 convertible note due in December 2013.  Interest on the note accrues at the rate of 10% per annum and is payable upon maturity.  At December 31, 2013, the note had a principal balance of $3,000 and accrued interest of $150.

In October 2013, the Company issued a $3,000 convertible note due in April 2014.  Interest on the note accrues at the rate of 10% per annum and is payable upon maturity.  At December 31, 2013, accrued interest on the note totaled $75.

Note 4.  STOCKHOLDERS' EQUITY

In February 2008, the Company issued 15,000,000 shares of common stock at par value to the founders of the Company.

In November 2009, the Company issued 250,000 shares of common stock at par value.

Note 4. STOCKHOLDERS' EQUITY (continued)

In January 2010, the Company issued 100,000 shares of common stock at $0.10 per share.

In March 2010, the Company issued 175,000 shares of common stock at $0.10 per share.

In April 2010, the Company issued 210,00 shares of common stock at $0.10 per share.

In May 2010, the Company issued 250,000 shares of common stock at $0.10 per share.

In June 2010, the Company issued 175,000 shares of common stock at $0.10 per share.

In July 2010, the Company issued 375,000 shares of common stock at $0.10 per share.

In August 2010, the Company issued 200,000 shares of common stock at $0.10 per share.

In September 2010, the Company issued 50,000 shares of common stock at $0.10 per share.

In October 2010, the Company issued 75,000 shares of common stock at $0.10 per share.

In November 2010, the Company issued 100,000 shares of common stock at $0.10 per share.

In December 2010, the Company issued 365,000 shares of common stock at $0.10 per share.

In January 2011, the Company issued 155,000 shares of common stock at $0.10 per share.

In February 2011, the Company issued 10,000 shares of common stock at $0.10 per share.

In March 2011, the Company issued 10,000 shares of common stock at $0.10 per share.

Note 4.  STOCKHOLDERS' EQUITY (continued)

In April 2011, the Company issued 60,000 shares of common stock at $0.10 per share.

In May 2011, the Company issued 215,000 shares of common stock at $0.10 per share.

In June 2011, the Company issued 234,000 shares of common shares at $0.10 per share.

In July 2011, the Company issued 60,000 shares of common shares at $0.10 per share.

In August 2011, the Company issued 50,000 shares of common shares at $0.10 per share.

In September 2011, the Company issued 50,000 shares of common stock at $0.10 per share.

In September 2011, the Company issued 962,500 shares of common stock at $0.10 per share for services provided to the company.

In October 2011, the Company issued 60,000 shares of common stock at $0.10 per share.

In November 2011, the Company issued 890,000 shares of common stock at $0.10 per share.

In December 2011, the Company issued 130,000 shares of common stock at $0.10 per share.

In January 2012, the Company issued 400,000 shares of common stock at $0.10 per share.

In February 2012, the Company issued 100,000 shares of common stock at $0.10 per share.

In March 2012, the Company issued 60,000 shares of common stock at $0.10 per share.

In April 2012, the Company issued 20,000 shares of common stock at $0.15 per share.

Note 4.  STOCKHOLDERS' EQUITY (continued)

In April 2012, the Company issued 20,000 shares of common stock at $0.10 per share.

In May 2012, the Company issued 33,333 shares of common stock at $0.15 per share.

In May 2012, the Company issued 26,665 shares of common stock at $0.10 per share.

In July 2012, the Company issued 100,000 shares of common stock at $0.10 per share.

In December 2012, the Company issued 182,000 shares of common stock at $0.10 per share for services provided to the company.

In January 2013, the Company issued 120,000 shares of common stock at $0.10 per share for services provided to the company.

In February 2013, the Company issued 300,000 shares of common stock at $0.10 per share.

In March 2013, the Company issued 110,000 shares of common stock at $0.10 per share.

In May 2013, the Company issued 100,000 shares of common stock at $0.10 per share upon conversion of a note (See note 3).

In May 2013, the Company issued 40,000 shares of common stock at $0.15 per share for services provided to the company.

In June 2013, the Company issued 33,335 shares of common stock at $0.10 per share for services provided to the company.

In June 2013, the Company issued 100,000 shares of common stock at $0.10 per share.

In July 2013, the Company issued 80,000 shares of common stock at $0.10 per share upon conversion of a note (See note 3).

In July 2013, the Company issued 135,000 shares of common stock at $0.10 per share.

Note 4.  STOCKHOLDERS' EQUITY (continued)

In August 2013, the Company issued 30,000 shares of common stock at $0.10 per share.

In September 2013, the Company issued 110,000 shares of common stock at $0.10 per share.

In September 2013, the Company issued 60,000 shares of common stock at $0.10 per share for services provided to the company.

In October 2013, the Company issued 80,000 shares of common stock at $0.10 per share for services provided to the company.

In December 2013, the Company issued 15,000 shares of common stock at $0.10 per share upon conversion of a note (See note 3).

Note 5.  COMMITMENTS AND CONTINGENCIES

In 2012, the Company leased its office pursuant to an agreement entered into in December 2009.  The lease, which terminated in November 2012, called for minimum monthly lease payments of $600.

Rent expense under the terms of this lease totaled $6,600 for the year ended December 31, 2012.

The Company leases its office on a month to month basis pursuant to an agreement entered into in April 2013 that calls for monthly rental payments of $300.

Rent expense under the terms of this lease totaled $2,125 for the year ended December 31, 2013.

Note 6.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	39%
Effect of operating losses	(39	) %
	0%

As of December 31, 2013, the Company had a net operating loss carry forward of approximately $692,000.  This loss will be available to offset future taxable income.  If not used, this carry forward will begin to expire in 2028. The deferred tax asset relating to the operating loss carry forward has been fully reserved at December 31, 2013.  The principal difference between the operating loss for income tax purposes and reporting purposes is stock issued for services.

Note 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from February 25, 2008 (inception) to December 31, 2013, the Company incurred a net loss of approximately $904,000.  In addition, the Company has no significant assets or revenue generating operations.

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern.  To meet its cash needs, management expects to raise capital through a private placement offering.  In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 8 – SUBSEQUENT EVENTS

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

The Company has evaluated subsequent events through the time December 31, 2013.  Financial statements were issued on January 12, 2015.  No events have occurred subsequent to December 31, 2013 that require disclosure or recognition in these financial statements other than as listed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting for the year ending December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, for the year ending December 31, 2013, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting for the yeat ending December 31, 2013.
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

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2013, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of January 12, 2015 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Chris Jackson	49	Chief Operating Officer, President, Director	Inception
Enrico Giordano	55	Treasurer, Director	Inception

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Chris Jackson. Mr. Jackson is a founder and has served as the President and Chief Operating Officer since inception. Mr. Jackson attended Texas Lutheran University.  He has been in sales management for the better part of 15 years. Mr. Jackson ran several automotive dealerships sales departments and has a keen awareness of the credit markets importance. During the past four years, Mr. Jackson has been involved with all aspects of the credit management software industry.  From 2006 to 2007, Mr. Jackson worked for Mortgage Credit Specialists and since that time, has overseen the construction and implementation of company's technology platform. His personal hands on experience in the industry is key to the Company’s long term success and growth strategies.

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

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2013 in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chris Jackson, COO, Director	2013	Nil	Nil	Nil	Nil	Nil	Nil		60,130

Enrico Giordano, Treasurer, Director	2013	Nil	Nil	Nil	Nil	Nil	Nil		41,020

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

Grants of Plan-Based Awards in 2013

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, for the year ending December 31, 2013, our fiscal year-end.

Option Exercises and Stock Vested in 2013

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2013.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

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

Potential Payments Upon Termination or Change in Control

For the year ending December 31, 2013, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2013

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

Name of beneficial owner	Amount of beneficial ownership	Percent Owned
Chris Jackson, President, Chief Operating Officer 15322 Galaxie Ave S, Ste 211 Apply Valley, MN 55124	5,500,000	23%
Enrico Giordano, Treasurer 15322 Galaxie Ave S, Ste 211 Apply Valley, MN 55124	5,000,000	21%
All officers and directors as a group (2)	10,500,000	44%

The percent of class is based on 22,466,833 shares of common stock issued and outstanding as of the date of this prospectus.

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

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for the year endint December 31, 2012 and for the year ending December 31, 2013.

	2012	2013
Audit Fees	$5,000	$5,000
Audit-Related Fees
Tax Fees
All Other Fees

Total Audit and Audit-Related Fees	$5,000	$5,000

Item 15.   Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of David A. Aronson CPA, P.A (filed herewith)
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on 10/26/2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of January, 2015.

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
Enrico Giordano

INDEX TO EXHIBITS

REPORT ON FORM 10-K
For the Year Ended December 31, 2013

PURSUANT TO ITEM 601 OF REGULATION S-K

Advanced Credit Technologies, Inc.

Exhibits

3.1	Articles of Incorporation, as currently in effect
3.2	Bylaws, as currently in effect
4.1	Specimen common stock certificate
23.1	Consent of David Aronson, CPA, P.A (filed herewith)
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)