Form 10-Q
period 2014-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2015-01-21
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended March 31, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934 for the transition period from ________________ to ___________________.

Commission File Number. 333-170132

ADVANCED CREDIT TECHNOLOGIES INC.
(Exact name of Registrant as Specified in its Charter)
Nevada	26-2118480
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

15322 Galaxie Ave So Suite 112 Apple Valley, MN	55124
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 961-4536

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

As of March 31, 2014, there were 22,654,333 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2014

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	March-31	December-31
	2014	2013
Assets

Current assets
Cash in bank	$2447	2973
Accounts Receivable	899
Total assets	3346	2973

Liabilities and stockholders' deficit

Current liabilities	107,500	100,000
Accrued expenses-Other	15,000	15,000
Notes payable - Related parties	18,200	18,200
Accrued interest	732	732
Due to related parties	0	0

Total liabilities	141,432	133,932

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 22,654,333 and 21,236,165 issued
and outstanding	22,654	22,467

Additional paid-in capital	762,391	747,578
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(901,003)	(901,003)

Total stockholders' deficit	(138,085)	(130,959)

Total liabilities and stockholders' deficit	$3,346	2,973

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

Revenues	5,011	5,400
Commissions paid
Gross margin	5,001	5,400

Operating expenses
Professional fee	5,035	1,599
Interest Expense	-	620
Officer's compensation	19,639	18,270
Travel and entertainment	169	46
Rent	0
Computer and internet	400	690
Research and development	0	1,750
Office supplies and expenses	1,172	5,040
Other operating expenses	722	13,012
Total operating expenses	27,137	41,027

Loss from operations	(22,126)	(35,627)
Interest Income	0	0
Interest expense	0	0

Net loss	(22,126)	(35,627)

Earnings per share Weighted Average	(0.001)	(0.001)

Weighted average shares outstanding	(22,485,583)	(21,236,165)

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Three Months Ending	Three Months Ending
	March 31, 2014	March 31, 2013
Cash flows used by operating activities:
Net loss	(22,126)	(35,627)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	7500	(17,000)
Accounts Receivable	101	3200
Accrued Interest Payment	0	0
Accrued interest	0	(629)

Net cash provided by operations	(14,525)	(50,056)

Cash flows from financing activities:
Proceeds from common stock issuance	15,000	54,250
Repayment of related party loans	0	0
Proceeds from related party loans	0	0

Cash flows from financing activities	15,000	54,250

Increase/Decrease in cash	475	4,194

Cash – Beginning	2,973	(15)

Cash – Ending	2,447	4,178

See notes to consolidated financial statements

Proceeds from issuance
of Common Stock	187,500	187	14,813	0	0	15,000

Common Stock issued
for Consulting	0	0	0	0	0	0

Net loss for Twelve Months
ended March 31, 2014					-22,126	-22,126

Balance March 31, 2014	22,654,333	22,654	762,391	0	-923,430	-138,085

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

With the ongoing problems in the overall economy ( unemployment at 7.5 % as of  March 31st 2013 according to the Labor Dept. ) combined with tightening underwriting and credit criteria from those who lend monies to the public at large we are marketing a common sense solution to these problems. In October of 2012 the Company   launched    its phase II software platform as a solution to both business and consumers to assist them in understanding the credit ratings system, and offer these solutions at a very minimal cost to all parties concerned. Our current retail portal  ( www.turnscor.com ) and our wholesale portal  ( www.turnscorpro.com ) www.turnscorpro.com~~)~~ are now live. The Company is well aware that everyone ( business owners/consumers ) learns at a different pace, which is why our phase II has a complete “Training Center” to assist the wholesale/retail users of the various products to successfully navigate the software. We have developed a personalized e-book, a complete “video” series, and finally a “live” application demonstration of the software to empower success by all those that use the application.

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

Retail Application: The Company has developed ( www.turnscor.com ) to assist the average everyday consumer to understand the credit ratings system and the effects it has on their ability to access credit. The first thing that needed to be addressed was the regulatory framework that is the ( Fair Credit Reporting Act ) and how it affects a personal credit profile. The Company has provided links inside of the “Training Center” to all of the regulatory aspects of the (FCRA). The basic structure says that “creditors” and the 3 major reporting agencies ( Trans Union, Experian, and Equifax ) must provide a true and accurate picture of your personal credit profile, in essence, it must be 100% accurate and verifiable to stay posted in your file. This information is what determines your personal credit score ( FICO ), which determines your “cost of borrowing”. The Company software simply provides a narrative for the average consumer to understand, get access, and force the “creditors” and 3 major credit bureaus to update their credit file to reflect accurate, current data. All items that are outdated, erroneous, and not factual must be removed. Typically the FCRA allows for 30 days for this process to be completed. Once the consumer ( end user ) has access to the portal they can begin the process. The software provides the following:  ( a personalized e-book, video tutorials, and a “live” demonstration of the actual software are provided to enhance the user experience ). The first step in the process is to “access” your personal credit profile, we provide links to ( www.annualcreditreport.com ) which is sponsored by the FTC and is free, as well as ( www.privacyguard.com )which is a fee based site but gives you a comprehensive view of your personal credit profile from all 3 repositories as well as your credit scores. Complete descriptions are provided in the “Training Center” as to a consumers options and benefits. Once the consumer has accessed a copy of his/her personal credit profile they will need to identify errors, outdated information, and erroneous items and then input them into the “system”. Once this is completed the auto selection mechanism will select items to submit to the repositories ( credit bureaus )  and create all of the documentation you will need to correct your personal credit profile. The “system” will send you automated reminders on a scheduled basis so that you follow the guidelines set forth in the FCRA. The auto selection mechanism developed into the software will allow the consumer to follow a specific schedule without having to “remember” a specific date, or procedure to be compliant with the FCRA. The Company believes that this is a highly beneficial feature and will be a great benefit to the end users ( consumers ). In addition to this feature, the “Training Center” has many additional features to assist the consumer. How to set up a “monthly budget”, FAQ's, Video Library Q&A, and a direct e-mail for customer support. All in an effort to empower the average consumer to get back on track financially, and becoming a positive productive part of his/her community. In conclusion, ( www.turnscor.com ) allows the average everyday consumer to understand the ( FCRA ) and follow specific steps to remove outdated, erroneous, and inaccurate items from his/her personal credit profiles. The Company believes that providing a simple, safe, secure software platform with a basic narrative so everyone can understand the process that it will have a positive impact on our society as a whole and provide a steady stream of income for the Company.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending   March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The  Balance Sheet as of December 31, 2013 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2014.

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

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three    months  ended  March 31, 2014  the Company had a net loss of  $22,126.   On  March 31, 2014 the Company had a working capital $2,447 and a stockholders’ deficiency of   ($138,085). The Company believes its cash and fore casted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the three months ended  March 31, 2014 and 2013   the calculations of basic loss per share were (.001) and ( .001) for March 31, 2014 and 2013 respectively.

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

E. NOTES PAYABLE

The Company  has  incurred debt during of $7,500 this accounting period derived from a stockholder of the company in the form of a short term note.

F. STOCK-BASED COMPENSATION

There are no stock transactions issued for the 1st quarter of 2014 as compensation for services.

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

As of March 31, 2014 the Company reported a decrease in revenues compared to the period ended March 31, 2013.

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

Operational Expenses

The operational expenses had decreased from $41,027 for first quarter totals of fiscal year of 2013 to $27,137 for the first quarter of fiscal year of 2014.  This decrease was due to lower legal filing fees of professional services and officer’s compensation and computer and internet costs.  Travel, rent, office supplies, research and development costs where similar in amount as compared to the two first quarter fiscal periods.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of March 31, 2014:

Cash and cash equivalents	$2,447
Total assets	3,346
Total liabilities	141,431
Total shareholders’ (deficit)	138,085

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of March 31,2014

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period  January 1, 2014 and March 31, 2014 was $15,000 which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and additional debt in the form of an shareholder loan of $7,500.

Intangible Assets

There were no intangible assets acquired during the period January 1, 2014 and March 31, 2014.

Material Commitments

There were no material commitments for the period January 1, 2014 and March 31, 2014.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company raised $7,500 through by the private sale of stock and use for the operations of the company.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at  March 31, 2014 and December 31, 2013; (ii) Consolidated Statement of Operations for the three months ended  March 31, 2014 and 2013    (iii) Consolidated Statement of Stockholders’ Deficit as at   March 31, 2014; (iv) Consolidated Statements of Cash Flows for the  three months ended  March 31, 2014 and 2013; (v) Notes to the Financial Statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of January, 2015.

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