Form 10-Q
period 2014-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2015-01-21
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
 for the quarterly period ended June 30, 2014
OR
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

As of June 30, 2014, there were 22,654,333 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2014

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	June 30	December 31
	2014	2013
Assets

Current assets
Cash in bank	$1394	3029

Total assets	1394	3029

Liabilities and stockholders' deficit

Current liabilities	150,000	0
Accrued expenses-Other	15,000	10,000
Notes payable - Related parties	17,699	24,500
Accrued interest	732	442
Due to related parties	0	0

Total liabilities	183,431	34,942

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 22,654,333 and 21,236,165 issued
and outstanding	22,654	21,957

Additional paid-in capital	762,391	696,938
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(901,003)	(692,454)
Net Income/Loss	(66,079)	(58,354)
Total stockholders' deficit	(182,037)	(31,914)

Total liabilities and stockholders' deficit	$1,394	3,029

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Revenues	10,250	19,441
Commissions paid	0	624
Gross margin	10,250	18,817

Operating expenses
Professional fee	6745	1,599
Interest Expense	300	1363
Officer's compensation	48,479	41,070
Travel and entertainment	169	89
Rent	100	625
Computer and internet	825	1200
Research and development	16,225	3,100
Office supplies and expenses	2,017	7,285
Other operating expenses	1,469	20,840
Total operating expenses	76,329	77,171

Loss from operations	(66,079)	(58,354)
Interest Income	.44	.04
		0

Net loss	(66,079)	(58,354)

Earnings per share Weighted Average	(0.001)	(0.001)

Weighted average shares outstanding	(22,560,583)	(21,153,498)

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Six Months Ending	Six Months Ending
	June 30, 2014	June 30, 2013
Cash flows used by operating activities:
Net loss	(66,079)	(58,354)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	49,500	(25,500)
Accounts Receivable	0	3,200
Accrued Interest Payment	0	0
Accrued interest	0	(499)

Net cash provided by operations	(16,579)	(81,153)

Cash flows from financing activities:
Proceeds from common stock issuance	15,000	84,197
Repayment of related party loans	0	0
Proceeds from related party loans	0	0

Cash flows from financing activities	15,000	84,197

Increase/Decrease in cash	(1,579)	3,044

Cash – Beginning	2,973	(15)

Cash – Ending	1,394	3,029

See notes to consolidated financial statements

Proceeds from issuance
of Common Stock	0	0	0	0	0	0

Common Stock issued
for Consulting	0	0	0	0	0	0

Net loss for Twelve Months
ended June 30, 2014					-66,079	-66,079

Balance ended June 30, 2014	22,654,333	22,654	762,391	0	-967,382	-182,037

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

With the ongoing problems in the overall economy ( unemployment at 7.5 % as of  March 31st 2013 according to the Labor Dept. ) combined with tightening underwriting and credit criteria from those who lend monies to the public at large we are marketing a common sense solution to these problems. In October of 2012 the Company   launched    its phase II software platform as a solution to both business and consumers to assist them in understanding the credit ratings system, and offer these solutions at a very minimal cost to all parties concerned. Our current retail portal ( www.turnscor.com ) and our wholesale portal( www.turnscorpro.com )~~(~~www.turnscorpro.com) are now live. The Company is well aware that everyone ( business owners/consumers ) learns at a different pace, which is why our phase II has a complete “Training Center” to assist the wholesale/retail users of the various products to successfully navigate the software. We have developed a personalized e-book, a complete “video” series, and finally a “live” application demonstration of the software to empower success by all those that use the application.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The  Balance Sheet as of December 31, 2013 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2013.

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

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended June 30, 2014  the Company had a net loss of  $66,079.  On June 30, 2014 the Company had a working capital $1,394 and a stockholders’ deficiency of  ($182,037) . The Company believes its cash and fore casted cash flow from operations will not be sufficient to continue operations through fiscal 2014 without continued external investment. The Company will require additional funds to continue its operations through fiscal 2014 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the six months ended  June 30, 2014 and 2013, the calculations of basic loss per share were (.001) and (.001) for June 30, 2014 and 2013 respectively.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company adopt the ASU as required. It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

E. NOTES PAYABLE

The Company  has  incurred debt of  $49,500 this accounting period derived from a stockholder of the company in the form of a short term note .

F. STOCK-BASED COMPENSATION

There are no stock transactions issued for the 2nd quarter of 2014 as compensation for services.

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

As of June 30, 2014 the Company reported a decrease in revenues compared to the period ended June 30, 2013.

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

Operational Expenses

The operational expenses had decreased from $77,171 for first two quarter totals of fiscal year of 2013 to  $76,329 for the first 6 month period for the fiscal year of 2014.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of June 30, 2014:

Cash and cash equivalents	$1,394
Total assets	1,394
Total liabilities	183,432
Total shareholders’ (deficit)	182,038

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of June 30,2014

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period  January 1, 2014 and June 30, 2014 was ZERO which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and additional debt in the form of an shareholder loan of  $49,500.

Intangible Assets

There were no intangible assets acquired during the period January 1, 2014 and June 30, 2014.

Material Commitments

There were no material commitments for the period January 1, 2014 to June 30, 2014.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company raised  $15,000 through by the private sale of stock and use for the operations of the company.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at  June 30, 2014 and  June 30, 2013  ; (ii) Consolidated Statement of Operations for the three months ended   June 30, 2014 and 2013    (iii) Consolidated Statement of Stockholders’ Deficit as at June 30, 2014 (iv) Consolidated Statements of Cash Flows for the  three months ended  June 30, 2014 and 2013 (v) Notes to the Financial Statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of January, 2015.

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