Form 10-K
period 2014-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2015-04-15
CIK 1437517

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

On December 31, 2014 there were 24,560,583 shares of the registrant’s Common Stock issued and outstanding and held by approximately  97 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

Advanced Credit Technologies, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2014

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

ACT’s corporate office is located at  15322 Galaxie Ave So, Suite 211, Apple Valley, MN 55124 and our telephone number is 612-961-4536.  This office space is leased by an officer of the Company.  Rent is  $300.00 per month including phone and internet.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2014.

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

As of the date of this document we have approximately 24,560,583  shares of common stock outstanding held by 97 shareholders.

 Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2014, and for the period December 31, 2013, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2014	Year ended December 31, 2013
Statement of Operations Data:
Revenue:	$11,555	$45,476

Expenses:
General and administrative	183,263	257,325
Depreciation

Total expenses	183,263	$257,325

Net (income)	$(171,708)	$(211,849)

Basic and diluted net income per share	$(0.007)	$(0.007)
weighted average number of common shares outstanding	22,970,480	21,957,286

Balance Sheet Data:	As of December 31, 2014	As of December 31, 2013
Cash and cash equivalents	$14,788	$2,973
Total assets	14,788	2,973
Total Short term liabilities	217,929	137,345
Total liabilities	-203,141	-134,372
Total shareholders’ equity/(deficit)	14,788	2,973

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2014 and  December 31, 2013 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of December 31, 2014, we had revenues of  $11,555 and had total expenses of $183,263  as compared to revenues of $45,476  and expenses of $257,325    for the period December 31, 2013.  As of December 31, 2014  we had net income of $(171,708)   as compared to net income of  $(211,849)   for the period ended December 31, 2013.

Results of Operations

As of December 31, 2014 the Company reported a decrease in revenues compared to the period ended December 31, 2013.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2014:

Cash and cash equivalents	$
Total assets		14,788
Total liabilities		217,929
Total shareholders’ (deficit)		-203,141
Total Liabilities and Equity		14,788

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities for the period ended December 31, 2014.  Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of December 31, 2014.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and officers notes.  Net cash provided by financing activities for the period December 31, 2013  through December 31, 2014  of $~~191,700  $98,438~~ $84,500 which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, debt of $80,500 in short term notes and $3,085 in officer loan notes, and $18,438 credit for exchange for services for stock.

Intangible Assets

There were no intangible assets during the period January 1, 2014 through December 31, 2014.

Material Commitments

In October of 2013 ACRT entered into a joint marketing venture with Capstone Bank Card, Inc. a California Corporation to build a stand alone TurnScor Pre-Paid ~~VISA~~ debit card platform to enhance our marketability within the under-banked and credit challenged segments of the overall market. Our initial marketing efforts have identified another opportunity to market our TurnScor software, in conjunction with Capstone ( 30 years in merchant processing ) our initial funding efforts have begun and our platform is now under construction. Our plan is to launch early in the 2nd quarter of 2015. Recent studies show that there are around 45-50 million Americans who can't access traditional banking sectors and our TurnScor ~~VISA~~ Pre-Paid Platform will assist this segment to reduce their expenses and rebuild their credit profiles.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from December 31, 2013 through December 31, 2014.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Advanced Credit Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Credit Technologies, Inc., (A Development Stage Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (February 25, 2008) to December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Credit Technologies, Inc., (A Development Stage Company) as of December 31, 2014 and 2013, and results of its operations and its cash flows for the years then ended, and for the period from inception (February 25, 2008) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ David A. Aronson, CPA, P.A.
-------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida

April 5, 2015

Advanced Credit Technologies, Inc.
(A development stage enterprise)
Balance Sheet

	December 31,	December 31,
	2014	2013
Assets
Current Assets
Cash in Bank	$14,788	1,973
Accounts Receivable	$0	1,000

Total assets	14,788	2,973

Liabilities and stockholders' deficit

Current liabilities
Bank Overdraft	0	0
Accounts and accrued expenses	16,145	16,145
Loans Payable – Stockholders	195,784	112,200
Convertible Notes	6,000	9,000

Total liabilities	217,929	137,345

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares
Issued and outstanding 24,560,583 Shares - December 31, 2014
and 22,466,833 Shares - December 31, 2013	24,561	22.467
Additional paid-in capital	848,309	747,465
Common stock subscriptions received	0	0
Deficit accumulated during the development stage	(1,076,012)	(904,304)

Total stockholders' deficit	(203,142)	(134,372)

Total liabilities and stockholders' deficit	$14,788	$2,973

 See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
(A development stage enterprise)
Statements of Operations

			February 25,
	Twelve Months	Twelve Months	2008 (Inception)
	Ended	Ended	Through
	December 31, 2014	December 31, 2013	December 31, 2014

Revenues	11,550	42,126	$9,705
Consulting Revenue	5	3,350	$168,148
Gross margin	11,555	45,476	177,853

Operating expenses
Professional fee	25,183	104,599	463,795
Advertising and Promotion	67,425	27,694	157,722
Officer's compensation	83,814	101,150	424,025
Travel and entertainment	169	461	40,050
Rent	1,000	2,125	32,075
Computer and internet	825	2,602	33,854
Telephone	655	4,641	22,931
Office supplies and expenses	1,731	6,750	24,342
Other operating expenses	2,161	5,200	49,995
Total operating expenses	182,963	255,222	1,248,790

Loss from operations	(171,408)	(-209,746)	(1,070,936)

Interest expense	300	2,103	5,076

Net loss	(171,708)	(211,849)	(1,076,012)

Earnings per share Weighted Average	(0.007)	(0.007)	(0.047)

Weighted average shares outstanding	22,970,480	21,957,286	22,970,480

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

Statements of Stockholders' Deficit

					Deficit
					Accumulated
			Additional	Common Stock	During
	Common stock		Paid-In	Subscriptions	Development
	Shares	Amount	Capital	Received	Stage	Total

Balance, February 25, 2008	--	$--	$--	$--	$--	$--

Proceeds from issuance of
Capital contributed by founders	--	--	0	--	--	0

Stock issued for consulting	15,000,000	15,000	0	--	--	15,000

Net loss for the period from
February 25, 2008 (inception)
through December 31, 2008	--	--	--	--	(24,777)	(24,777)

Balance, December 31, 2008	15,000,000	15,000	0	--	(24,777)	(9,777)

Proceeds from issuance of
common stock	250,000	250	24,750	0	--	25,000

Net loss for the year ended
December 31, 2009	--	--	--	--	(24,548)	(24,548)

Balance, December 31, 2009	15,250,000	15,250	24,750	0	(49,325)	(9,325)

Proceeds from issuance of
common stock	1,690,000	1,690	167,310	0	--	169,000

Common stock issued for
consulting	385,000	385	38,115	0	0	38,500

Net loss for the Twelve months
ended December 31, 2010	--	--	--	--	(185,960)	(185,960)

Balance, December 31, 2010	17,325,000	$17,325	$230,175	0	$(235,285)	$12,215

Proceeds from issuance of
common stock	1,914,000	1,914	189,486	0	--	191,400

Common stock issued for
consulting	972,500	973	96,197	0	0	97,250

Net loss for the Twelve months
ended December 31, 2011	--	--	--	--	(282,449)	(282,449)

Balance, December 31, 2011	20,211,500	$20,212	$515,938	0	$(517,734)	$18,416
Proceeds from issuance of
common stock	759,998	760	79,588	0	--	80,348

Common stock issued for
consulting	182,000	182	1,964	0	0	2,146

Net loss for the Twelve months
ended December 31, 2012	--	--	--	--	(174,721)	(174,721)

Balance, December 31, 2012	21,153,498	$21,154	$613,544	0	$(692,455)	$(57,757)

Proceeds from issuance of
common stock	980,000	980	98,920	0	--	99,900

Common stock issued for
Consulting	333,335	333	35,001	0	0	35,334

Net loss for the Twelve months
ended December 31, 2013	--	--	--	--	(211,849)	(211,849)

Balance, December 31, 2013	22,466,833	$22,467	$747,465	0	$(904,304)	$(134,372)

Proceeds from issuance of
common stock	1,600,000	1,600	82,900	0	--	84,500

Common stock issued for
Consulting	493,750	494	17,944	0	0	18,438

Net loss for the Twelve months
ended December 31, 2014	--	--	--	--	(171,708)	(171,708)

Balance, December 31, 2014	24,560,583	$24,561	$848,309	0	$(1,076,012)	$(203,142)

See accompanying notes to financial statements

Advanced Credit Technologies Inc Statements of Cash Flows

	Twelve Months Ending	Twelve Months Ending	February 25, 2008 (Inception) through
	December 31, 2014	December 31, 2013	December 31,2014
Cash flows used by operating activities:
Net loss	(171,708)	(211,849)	(1,076,012)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	18,438	35,334	196,722
Accounts Receivable	1,000	2,200	(0)
Bank Overdraft	0	(73)
Accounts Payable and Accrued Expenses		5,202	31,429
	0	0

Net cash provided by operations	(152,270)	(169,186)	(847,860)

Cash flows from financing activities:
Proceeds from common stock issuance	84,500	98,000	673,900
Convertible Notes Payable	0	(29,000)	6 ,000
Stockholders Loans	80,585	100,200	180,500
Stockholders Contributions		1,900	2,248
Net Cash flows from financing activities	165,085	171,100	862,648

Increase in cash	12,815	(1,914)	14,788

Cash - Beginning	1,973	59	0

Cash - Ending	14,788	1973	14,788

See accompanying notes to financial statements

ADVANCED CREDIT TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, ~~2013~~  2014 and ~~2012~~  2013

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of  December 31, 2014, December 31, 2013,  or previous years from the company’s initial conception as of 2008 the Company had $0 in deposits in excess of federally-insured limits.

Research and Development, Software Development Costs, and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred.

Software development costs are accounted for in accordance with ASC Topic No. 985. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the individuals developing the software; (iii) whether the software is similar to previously developed software which has used the same or similar technology; and (iv) whether the software is being developed with a proven underlying engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are canceled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs is evaluated on the expected performance of the specific products for which the costs relate.

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

During the years  ending December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008, we have capitalized  external and internal use software and website development costs totaling $-0- and $-0-, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for years ending December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008 were $0.00, $ $360.00, $1,592, $820, $691, $-0- and $-0-, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2013, the Company had not experienced impairment losses on its long-lived assets.

Research and Development

In accordance with ASC Topics 985 and 350 the Company has recorded all costs incurred to establish the technological feasibility of computer software product to be sold, leased, or otherwise marketed are researched and development costs.  For the year ending December 31, 2014 and years ending  December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and for the period February 25, 2008 (inception) through December 31, 2008 the Company recorded research and development costs of  $67,425, $82,700, $28,484, $52,949, $34,500, $55,860 and $6,400 respectively.

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

Segment Reporting

FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of period ending December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and  December 31, 2008.

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

At December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, no potentially dilutive shares were outstanding.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Year Ended December 31, 2014
Basic and diluted EPS
Income to common stockholders	$(171,708)	24,560,583	(0.007)

For the Period Ending December 31, 2013 Basic and diluted EPS Income to common stockholders	$(211,489)	$22,466,833	$(.007)

For the Period Ending December 31, 2012 Basic and diluted EPS Income to common stockholders	$(174,721)	$21,153,498	$(.007)

For the Period Ending December 31, 2011 Basic and diluted EPS	$(282,449)	$20,211,500	$(0.009)
Income to common stockholders

For the Year Ended December 31, 2010
Basic and diluted EPS
Income to common stockholders	$(164,614)	17,565,000	(0.010)

For the Year Ended December 31, 2009:
Basic and diluted EPS
Income to common stockholders	$(24,548)	$15,250,000	$(0.002)

For the period February 25, 2008 (inception) through December 31, 2008:
Basic and diluted EPS
Income to common stockholders	$(24,777)	$15,000,000	$(0.002)

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

As there is no trading history during the periods of February 2008 through December 31, 2012 and the Company securities  were not offered to the public, the Company had determined that the fair value of its stock is the price paid when it raises funds.   For the year ended December 31, 2009 the Company issued no stock for compensation .  For the period February 25, 2008 (inception) through December 31, 2008, the Company issued 15,000,000 common shares to consultants for services valued at $15,000 The value of these shares totaling 15,000,000, was determined by the Company’s Board of Directors since at the time of issuance, the Company had no operations, business plan, website or software. In 2010 the company issued additional 515,000 common shares for consulting,  These shares were valued at $.001 per share or $5,150. In 2011 the company issued 10,000 shares for advertising services valued at $1,000 or $.10 cents per share and 672,500 shares for professional services and graphic design.  In 2012 the Company issued 182,000 shares for professional and graphic web design services.  There was 333,335 shares issued for compensation of work completed on behalf of the company in 2013 and 493,750 shares issued for compensation in 2014.

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

NOTE 2 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011,  December 31, 2010, December 31, 2009, and December 31, 2008.  There were  24,560,583, 22,466,833, 21,153,498, 20,211,500, 17,565,000, 15,250,000 and 15,000,000 shares outstanding as of December 31, 2014, December 13, 2013, December 31, 2012,  December 31, 2011, December 31, 2010, December 31, 2009 and 2008, respectively.

NOTE 3 – COMMITMENTS

The Company rents office space for its main office in Apple Valley, Minnesota on a month-to-month basis.  Monthly rent for this space is $300.00.

All conditions have been met and paid by the company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:
	December 31, 2010	December 31, 2009	December 31, 2008
Liabilities
Due to related parties	$0	$5,524	$-
Notes payable to related parties	$0	$6,400	$6,400

Note Payable to Related Parties

On May 17, 2008, the Company entered into a promissory note with an officer of the Company in the amount of $6,400. The promissory note represents the value of software development costs advanced to the Company during May and June, 2008. The note accrues interest at 10%  and is due on demand. The note was unpaid as of December 31, 2009. The balance on the note was $6,400 and $6,400 as of December 31, 2009 and 2008, respectively.  Accrued interest totaled $1,027 and $387 as of December 31, 2009 and 2008, respectively.  Both notes were paid off in 2010.

On July2, 2012 the Company entered into a promissory note with a shared holder of the Company in the amount of $12,000.  The note accrues interest at an annual rate of 10% and is due on demand.  On August 21, 2012 the Company entered into an original  promissory note with a shareholder of the Company in the amount of $25,000.  On November 19, 2012 the Company extended the  promissory note with an of the company in the amount of $10,000.  On December 31, 2012 the note had a balance of $47,000.

On June 28, 2013 the Company converted a promissory note of $10,000.00 to 100,000 shares of common stock.

On September 28, 2013 the Company converted a promissory note of $25,000 to 250,000 shares of common stock.

During the fourth quarter of 2013 the company received funds in the amount of $100,000.00 to be used for operational capital to fund its debit card project.  The terms are for one year at five percent interest. In 2014 the company received an additional $80,500.00 in short term notes due in the second quarter of 2015.

Due to Related Parties

During 2009, an officer of the Company advanced to the Company $5,524 in the form of expenses incurred on behalf of the Company.  The balance was $0.00 at December 31, 2010 and December 31, 2011.  During 2014 the officers advanced the company a short term loan of $3,085.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has not achieved profitability and has not enacted its entire business plan as of December 31, 2014.  At December 31, 2014, the Company had available federal and state net operating loss carry forwards to reduce future taxable income.  The amount available was approximately $1,076,011 federal and state purposes.  The federal and state net operating loss carry forwards begin to expire in 2029.  Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards.  Accordingly, the Company has not recognized a deferred tax asset for this benefit.

NOTE 6 – INCOME TAXES

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

Significant components of the Company’s deferred income tax assets are as follows as of:
December 31, 2014
Deferred income tax asset:
Net operating loss carry forward	$(1,076,012)
Valuation allowance	$(1,076,012)
Net deferred income tax asset	—

The Company has adopted FASB  ASC Topic 740 – Income Taxes  (formerly FIN 48) — an interpretation of former FASB Statement No. 109.  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this ASC Topic we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This ASC Topic also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2013, the Company does not have a liability for unrecognized tax benefits.

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

The Company has evaluated subsequent events through the time the December 31, 2013 financial statements were issued on  January 13, 2015.  No events have occurred subsequent to December 31, 2014 that require disclosure or recognition in these financial statements other than as listed below.

The Company has evaluated subsequent events through the time the December 31, 2013 financial statements were issued on       No events have occurred subsequent to December 31, 2014 that require disclosure or recognition in these financial statements other than as listed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2014, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March __, 2015.

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

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2014, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of December 31, 2014 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Chris Jackson	50	Chief Operating Officer, President, Director	Inception
Enrico Giordano	56	Treasurer, Director	Inception

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Chris Jackson. Mr. Jackson is a founder and has served as the President and Chief Operating Officer since inception. Mr. Jackson attended Texas Lutheran University while seeking a degree in Marketing. He has been in sales management for the better part of 15 years. Mr. Jackson ran several automotive dealerships sales departments and has a keen awareness of the credit markets importance. During the past four years, Mr. Jackson has been involved with all aspects of the credit management software industry.  From 2006 to 2007, Mr. Jackson worked for Mortgage Credit Specialists and since that time, has overseen the construction and implementation of company's technology platform. His personal hands on experience in the industry is key to the Company’s long term success and growth strategies.

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

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2014in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chris Jackson, COO, Director	2014	Nil	Nil	Nil	Nil	Nil	Nil		26,603

Enrico Giordano, Treasurer, Director	2014	Nil	Nil	Nil	Nil	Nil	Nil		57,211

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

Grants of Plan-Based Awards in 2014

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2014, our fiscal year-end.

Option Exercises and Stock Vested in 2014

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

Potential Payments Upon Termination or Change in Control

As of December 31, 2014, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2014

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

The percent of class is based on 24,560,583 shares of common stock issued and outstanding as of the date of this prospectus.

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

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2013 and December 31, 2014.

	2013	2014
Audit Fees	$10,000	$2,500
Audit-Related Fees
Tax Fees
All Other Fees

Total Audit and Audit-Related Fees	$10,000	$2,500

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
23.1	Consent of David Aronson, CPA. PA (filed herewith)
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on 10/26/2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2015.

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
For the Year Ended December 31, 2014

PURSUANT TO ITEM 601 OF REGULATION S-K

Advanced Credit Technologies, Inc.

Exhibits

3.1	Articles of Incorporation, as currently in effect
3.2	Bylaws, as currently in effect
4.1	Specimen common stock certificate
23.1	Consent of David Aronson, CPA, P.A (filed herewith)
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)