Form 10-Q
period 2015-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2015-05-15
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
for the quarterly period ended March 31, 2015
OR
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

As of March 31, 2015, there is a total of  27,091,016 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	March-31	December-31
	2015	2014
Assets

Current assets
Cash in bank	$890	14,788

Total assets	890	14,788

Liabilities and stockholders' deficit

Current liabilities	189,500	186,500
Accrued expenses	16,145	16,145
Notes payable - Related parties	15,284	15,284
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	220,929	217,929

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 27,091,016 and 22,841,833 issued
and outstanding for 2015 and 2014	24,619	24,561

Additional paid-in capital	905,751	848,309
Common stock subscriptions received
Deficit accumulated during the development stage	(1,150,410)	(1,076,011)

Total stockholders' deficit	(220,040)	(203,142)

Total liabilities and stockholders' deficit	$889	14,788

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Revenues	668	5,011
Commissions paid
Gross margin	668	5,011

Operating expenses
Professional fee	9,340	5,035
Consulting fees	-	-
Officer's compensation	24,669	19,639
Travel and entertainment	0	169
Rent	600	1,800
Computer and internet	760	400
Research and development	35,050	0
Office supplies and expenses	3,949	1,172
Other operating expenses	698	722
Total operating expenses	75,066	27,137

Loss from operations	(74,398)	(22,126)
Interest Income	0	0
Interest expense	0	0

Net loss	(74,398)	(22,126)

Earnings per share Weighted Average	(0.003)	(0.001)

Weighted average shares outstanding	24,610,401	22,575,166

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Three Months Ending	Three Months Ending
	March 31, 2015	March 31, 2014
Cash flows used by operating activities:
Net loss	(74,398)	(22,126)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	3,000	7,500
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accounts Receivable	0	101

Net cash provided by operations	(71,398)	(14,525)

Cash flows from financing activities:
Proceeds from common stock issuance	57,500	15,000
Repayment of related party loans	0	0
Proceeds from related party loans	0	0

Cash flows from financing activities	57,500	15,000

Increase/Decrease in cash	(13,898)	475

Cash – Beginning	14,788	1,973

Cash – Ending	890	2,448

See notes to consolidated financial statements

Advanced Credit Technologies, Inc.
Statements of Stockholders' Deficit
(Unaudited )
December 31, 2014 Balance	24,560,583.00	24,561.00	848,309	-	(1,076,012.00)	(203,142)

Proceeds from issuance of
common stock	250,000	13	12,487	0	0	12,500

Common stock issued for
"DEBT" Conversion	2,280,433	45	44,955	0	0	45,000

Net loss for the three months
ended March 31, 2015	--	--	--	--	(74,398)	(74,398)

Balance March 31, 2015	27,091,016	$24,619	$905,751	$0	$(1,150,410)	$(220,040)

See notes to consolidated financial statements

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS

The Company has changed it’s focus on marketing and in the area of new product development. The marketing partnership with Capstone Data has completely changed the direction of the company. While the existing TurnScor credit management platform is still a functioning software platform, we have now changed the delivery mechanism to access our software. There are many compliance issues that vary from state to state in regards to credit repair, our “new” vision is to simply give our product away for “FREE” as part of our Pre-Paid platform. This will eliminate any and all compliance issues for our membership.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending   March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The  Balance Sheet as of December 31, 2014 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2014.

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

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three   months ended  March 31, 2015  the Company had a net loss of   ($74,398.00).   On  March 31, 2015 the Company had a working capital $889.00  and a stockholders’ deficiency of   ($220,040.00). The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2015 without continued external investment. The Company will require additional funds to continue its operations through fiscal  2015 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES
Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the three months ended  March 31, 2015 and 2014   the calculations of basic loss per share were (.003) and ( .001) for March 31, 2015 and 2014 respectively.

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

E. NOTES PAYABLE
The Company  has  incurred debt of $48,000.00 this accounting period derived from the officers and stockholder of the company in the form of a short term note of $48,000. The company also converted a “NOTE”in the amount of $45,000 into 2,280,433 shares of common stock.

F. STOCK-BASED COMPENSATION
There are no stock transactions issued for the 1st quarter of 2015 as compensation for services.

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

As of March 31, 2015 the Company reported an decrease in revenues compared to the period ended March 31, 2014.   We  expect our business to grow.

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

Operational Expenses

The operational expenses had increased from $27,137.00 for first quarter totals of fiscal year of 2014 to $75,066 for the first quarter of fiscal year of 2015.  This decrease was due to lower legal filing fees of professional services and officer’s compensation and computer and internet costs.  Travel, rent, office supplies, research and development costs where similar in amount as compared to the  first quarter fiscal periods.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of March 31, 2015:

Cash and cash equivalents	$890
Total assets	890
Total liabilities	265,929
Total shareholders’ (deficit)	265,040

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of March 31,2015.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period  January 1, 2015 and March 31, 2015 was $12,500.00 which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and additional debt in the form of a short term loan of $48,000.00

Intangible Assets

There were no intangible assets acquired during the period January 1, 2015 and March 31, 2015.

Material Commitments

There were no material commitments for the period January 1, 2015 and March 31, 2015.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company raised $12,500.00 through by the private sale of stock and use for the operations of the company.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at  March 31, 2015 and December 31, 2014  ; (ii) Consolidated Statement of Operations for the three months ended  March 31, 2015 and 2014    (iii) Consolidated Statement of Stockholders’ Deficit as at   March 31, 2015~~;~~ (iv) Consolidated Statements of Cash Flows for the  three months ended  March 31, 2015 and 2014~~;~~ (v) Notes to the Financial Statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2015.

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