Form 10-Q
period 2015-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2015-08-14
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended June 30, 2015
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934 for the transition period from ________________ to ___________________.

Commission File Number. 333-170132

ADVANCED CREDIT TECHNOLOGIES INC.
(Exact name of Registrant as Specified in its Charter)
Nevada	26-2118480
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4947 Oldham Street Sarasota, FL.	34238
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2015, there were 27,591,016 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30,  2015

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)

	June 30	December-31
	2015	2014
Assets

Current assets
Cash in bank	$90	14,788

Total assets	90	14,788

Liabilities and stockholders' deficit

Current liabilities	197,400	186,500
Accrued expenses	16,145	16,145
Notes payable - Related parties	15,284	15,284
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	228,829	217,929

Equity Investment	75,000	0

Stockholders' deficit Common stock 100,000,000, $.001 par value shares authorized 27,591,016 and 22,841,833 issued and outstanding for 2015 and 2014	24,631	24,561

Additional paid-in capital	918,239	848,309
Common stock subscriptions received
Deficit accumulated during the development stage	(1,246,610)	(1,076,011)

Total stockholders' deficit	(228,740)	(203,142)

Total liabilities and stockholders' deficit	$90	14,788

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014

Revenues	2267	10,250
Commissions paid
Gross margin	2267	10,250

Operating expenses
Professional fee	10,994	6,745
Consulting fees	-	-
Officer's compensation	54,368	48,479
Travel and entertainment	0	169
Rent	900	100
Computer and internet	1,709	825
Research and development	97,050	16,225
Office supplies and expenses	6,814	2,017
Other operating expenses	1,031	1,469
Total operating expenses	172,865	76,029

Loss from operations	(170,598)	(65,779)
Interest Income	0	0
Interest expense	0	300

Net loss	(170,598)	(66,079)

Earnings per share Weighted Average	(0.003)	(0.001)

Weighted average shares outstanding	24,610,401	22,575,166

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Six Months Ending	Six Months Ending
	June 30, 2015	June 30, 2014
Cash flows used by operating activities:
Net loss	(170,598)	(66,079)
Adjustments to reconcile net loss to
net cash provided by operations	10,900	50,500
Stock issued for consulting services	0	0
Changes in liabilities	0	0
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accounts Receivable	0	0

Net cash provided by operations	(159,698)	(15579)

Cash flows from financing activities:
Proceeds from common stock issuance	57,500	15,000
Repayment of related party loans	0	0
Proceeds from Equity Investment	87,500	0

Cash flows from financing activities	145,000	15,000

Increase/Decrease in cash	(14,698)	(579)

Cash – Beginning	14,788	1,973

Cash – Ending	90	1,394

See notes to consolidated financial statements

Advanced Credit Technology Inc
Statements of Stockholders' Deficit
(Unaudited)

					Deficit
					Accurmulated
			Additional	Common Stock	During
	Common stock		Paid-In	Subscriptions	Development
	Shares	Amount	Capital	Received	Stage	Total

Balance, February 25, 2008	--	$--	$--	$--	$--	$--

Proceeds from issuance of
Capital contributed by founders	--	--	0	--	--	0

Stock issued for consulting	15,000,000	15,000	0	--	--	15,000

Net loss for the period from
February 25, 2008 (inception)
through December 31, 2008	--	--	--	--	(24,777)	(24,777)

Balance, December 31, 2008	15,000,000	15,000	0	--	(24,777)	(9,777)

Proceeds from issuance of
common stock	250,000	250	24,750	0	--	25,000

Net loss for the year ended
December 31, 2009	--	--	--	--	(24,548)	(24,548)

Balance, December 31, 2009	15,250,000	15,250	24,750	0	(49,325)	(9,325)

Proceeds from issuance of
common stock	1,800,000	1,800	179,204	0	--	181,004

Common stock issued for
consulting	515,000	515	4,635	0	0	5,150

Net loss for the Twelve months
ended December 31, 2010	--	--	--	--	(164,614)	(164,614)

Balance, December 31, 2010	17,565,000	$17,565	$208,589	0	$(213,939)	$12,215

Proceeds from issuance of
common stock	1,914,000	1,914	182,163	0	--	184,077

Common stock issued for
consulting	732,500	733	6,590	0	0	7,323

Net loss for the Twelve months
ended December 31, 2011	--	--	--	--	(180,199)	(180,199)

Balance December 31, 2011	20,211,500	$20,212	$397,342	$0	$(394,138)	$23,416

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Stockholders' Deficit (Unaudited)

Proceeds from issuance of
common stock	789,998	790	80,028	0	0	80,818

Common stock issued for
consulting	2,182,000	218	1,964	0	0	2,182

Net loss for the Twelve months
ended December 31, 2012	--	--	--	--	(150,331)	(150,331)

Balance December 31, 2012	23,183,498	$21,220	$479,334	$0	$(544,469)	$(43,915)

Proceeds from issuance of
common stock	980,000	980	98,920	0	--	99,900

Common stock issued for
Consulting	333,335	333	35,001	0	0	35,334

Net loss for the Twelve months
ended December 31, 2013	--	--	--	--	(211,849)	(211,849)

Balance, December 31, 2013	22,466,833	$22,467	$747,465	0	$(904,304)	$(134,372)

Balance, December 31, 2013	22,466,833	$22,467	$747,465	0	$(904,304)	$(134,372)

Proceeds from issuance of
common stock	1,600,000	1,600	82,900	0	--	84,500

Common stock issued for
Consulting	493,750	494	17,944	0	0	18,438

Net loss for the Twelve months
ended December 31, 2014	--	--	--	--	(171,708)	(171,708)

Proceeds from issuance of
common stock	750,000	25	24,975	0	0	25,000

Common stock issued for
"DEBT" Conversion	2,280,433	45	44,955	0	0	45,000
EQUITY INVESTMENT	0	0	0	0	0	75,000
Net loss for six months
ended June 30, 2015	--	--	--	--	(170,598)	(170,598)

Balance June 30, 2015	27,091,016	$24,631	$918,239	$0	$(1,246,610)	$(228,740)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The  Balance Sheet as of December 31, 2014 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended December 31, 2014.

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

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the six months ended  June 30, 2015  the Company had a net loss of  ($170,598).    On June 30 2015 the Company had a working capital $90  and a stockholders’ deficiency of  -$228,740. The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2015 without continued external investment. The Company will require additional funds to continue its operations through fiscal     2015 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the six months ended June 30, 2015 and 2014 the calculations of basic loss per share were (.001) and ( .003) for June 30, 2015 and 2014 respectively.

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

E. NOTES PAYABLE
The Company  has  incurred debt of $7900 this accounting period derived from the officers and stockholder of the company in the form of a short term note.

F. STOCK-BASED COMPENSATION
There are no stock transactions issued for the 2nd quarter of 2015 as compensation for services.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of  June 30, 2015 the Company reported a decrease in revenues compared to the period ended June 30, 2014.
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

Operational Expenses

The operational expenses had increased from$76,329 for the second quarter totals of fiscal year of 2014  to $170,598 for the second quarter of fiscal year of 2015.  This increase was due to higher research and development costs, professional fees, computer and internet expenses.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of June 30, 2015:

Cash and cash equivalents	$90
Total assets	90
Total liabilities	228,829
Total shareholders’ (deficit)	228,740

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of June 30, 2015.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period  January 1, 2015 thru June 30, 2015 was $25,000 which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and additional debt in the form of a short term loan of $7900.

Intangible Assets

There were no intangible assets acquired during the period January 1, 2015 and June 30, 2015.

Material Commitments

There were no material commitments for the period January 1, 2015 thru June 30, 2015.

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

101.1 +
The following financial information from Advanced Credit Technology Inc  Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at  June 30, 2015 and December 31, 2014  ; (ii) Consolidated Statement of Operations for the three months ended  June 30, 2015 and 2014    (iii) Consolidated Statement of Stockholders’ Deficit as at  June 30, 2015~~;~~ (iv) Consolidated Statements of Cash Flows for the  three months ended June 30, 2015 and 2014~~;~~ (v) Notes to the Financial Statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2015.

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