Form 10-Q
period 2015-09-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2015-11-12
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended Sept 30, 2015
OR
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

Registrant's telephone number, including area code:(612) 961-4536

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

As of  September 30, 2015, there were 28,061,498 shares of the issuer’s common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30 , 2015

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

PART I

ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)
	September 30,	December-31
	2015	2014
Assets

Current assets
Cash in bank	$44,011	14,788

Total assets	44,011	14,788

Liabilities and stockholders' deficit

Current liabilities	321,390	186,500
Accrued expenses	0	16,145
Notes payable - Related parties	12,000	15,284
Accrued interest	0	0
Due to related parties	0	0

Total liabilities	333,390	217,929

Stockholders' deficit
Common stock 100,000,000, $.001 par value shares authorized, 28,061,498 and 22,841,833 issued
and outstanding for 2015 and 2014	24,631	24,561
Investment Capital	75,000.00
Additional paid-in capital	918,239	848,309
Common stock subscriptions received
Deficit accumulated during the development stage	(1,307,249)	(1,076,011)

Total stockholders' deficit	(289,379)	(203,142)

Total liabilities and stockholders' deficit	$44,011	14,788

See notes to consolidated financial statements

Advanced Credit Technologies, Inc. Statements of Operations
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014

Revenues	6,264	11,550
Commissions paid
Gross margin	6,264	11,550

Operating expenses
Professional fee	311	21,745
Consulting fees	-	-
Officer's compensation	87,800	50,961
Travel and entertainment	498	169
Rent	1200	100
Computer and internet	1909	825
Research and development	127,050	16,225
Office supplies and expenses	18,480	2,017
Other operating expenses	255	1,910
Total operating expenses	237,501	93,952

Loss from operations	(231,238)	(82,401)
Interest Income	0	0
Interest expense	0	0

Net loss	(231,238)	(82,401)

Earnings per share Weighted Average	(0.009)	(0.004)

Weighted average shares outstanding	27,187,265	22,728,583

See notes to consolidated financial statements

Advanced Credit Technologies
Statements of Cash Flows
(Unaudited)

	Nine Months Ending	Nine Months Ending
	September 30, 2015	September 30, 2014
Cash flows used by operating activities:
Net loss	(231,238)	(82,401)
Adjustments to reconcile net loss to
net cash provided by operations
Stock issued for consulting services	0	0
Changes in liabilities	115,461	50,500
Accrued expenses	0	0
Accrued Interest Payment	0	0
Accounts Receivable	0	0

Net cash provided by operations	(115,777)	(31,901)

Cash flows from financing activities:
Proceeds from common stock issuance	70,000	30,000
Repayment of related party loans	0	0
Proceeds Investment Funds	75,000	0

Cash flows from financing activities	145,000	30,000

Increase/Decrease in cash	29,233	(1,901)

Cash – Beginning	14,788	1,973

Cash – Ending	44,011	72

See notes to consolidated financial statements

Advanced Credit Technologies Inc
Statement of Stockholders Deficit
(Unaudited)

December 31, 2014 Balance	24,560,583	24,561	848,309	(1,076,012)	(203,142)

Proceeds from issuance
of Common Stock	750,000	25	24,975	0	25,000

Common Stock issued
for Conversion of Debt	2,750,915	50	50,949	0	50,999

Proceeds from Capital Investment	0	0	0	0	75,000
Net loss for Nine Months
ended September 30, 2015				(231,238)	(231,238)

Balance ended Sept. 30, 2015	28,061,498	24,636	924,233	(1,307,250)	(289,379)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending  September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The  Balance Sheet as of September 30, 2015 was derived from the audited financial statements as of such date, but does not include all of the information and footnotes required by GAAP. For further information, refer to the Financial Statements and footnotes thereto included in our Form 10-K as of and for the year ended September 30, 2015

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

C. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2015  the Company had a net loss of $231,238.00 On  September 30, 2015 the Company had a working capital of $44,011.00 and a stockholders’ deficiency of  $289,379.00 . The Company believes its cash and forecasted cash flow from operations will not be sufficient to continue operations through fiscal 2015 without continued external investment. The Company will require additional funds to continue its operations through fiscal year    2015 and to continue to develop its existing projects and plans to raise such funds by finding additional investors to purchase the Company’s securities, generating sufficient sales revenue, implementing dramatic cost reductions or any combination thereof. There is no assurance that the Company will be successful in raising such funds, generating the necessary sales or reducing major costs. Further, if the Company is successful in raising such funds from sales of equity securities, the terms of these sales may cause significant dilution to existing holders of common stock. The condensed consolidated financial statements do not include any adjustments that may result from this uncertainty.

D. SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share:

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.

For the nine months ended September 30, 2015 and 2014   the calculations of basic loss per share were (.009) and (.004) for September 30, 2015 and 2014 respectively.

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

E. NOTES PAYABLE

The Company  has  incurred debt during of $134,890.00 this accounting period derived from the officers and stockholder of the company in the form of a short term convertible note of $134,890.00

F. STOCK-BASED COMPENSATION

There are no stock transactions issued for the 3rd quarter of  2015 as compensation for services.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015 the Company reported a decrease in revenues compared to the period ended September 30, 2014.

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

Operational Expenses

The operational expenses had increased from 93,952.00 for third quarter totals of fiscal year of 2014  to $237,796.00 for the third quarter of fiscal year of 2015.  This was due to  an increase in officer’s compensation, computer and internet costs.  Travel, rent, office supplies, research and development costs where also higher as compared to the first three quarters of the  fiscal period 2014.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of September 30, 2015:

Cash and cash equivalents	$44,011
Total assets	44,011
Total liabilities	333,390
Total shareholders’ (deficit)	289,379

Cash Flows from Operating Activities

Operating expenditures during the period covered by this report include general and administrative costs (See “Financial Statements).

Cash Flows from Investing Activities

We made no investments as of September 30, 2015.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and debt.  Net cash provided by financing activities for the period  January 1, 2015 thruSeptember 30, 2015  as $25,000.00  which relates to the sale of shares of common stock to shareholders in private transactions exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended and additional debt in the form of a short term note of $134,890.00.  The company received investment capital  of $75,000.00.

Intangible Assets

There were no intangible assets acquired during the period January 1, 2015 through September 30, 2015.

Material Commitments

There were no material commitments for the period January 1, 2015 through September 30, 2015.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company raised $25,000.00 through by the private sale of stock and use for the operations of the company.

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

101.1 +
The following financial information from Advanced Credit Technolog~~y~~ies Inc  Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at  September  30, 2015 and December 31, 2014  ; (ii) Consolidated Statement of Operations for the nine months ended   September 30, 2015 and 2014    (iii) Consolidated Statement of Stockholders’ Deficit as at September 30, 2015~~;~~ (iv) Consolidated Statements of Cash Flows for the nine months ended   September 30, 2015 and 2014~~;~~ (v) Notes to the Financial Statements.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2015.

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