Form 10-K
period 2015-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2016-04-14
CIK 1437517

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number:  333-170132

Advanced Credit Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2118480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

871 Venetia Bay Blvd. Suite #220-230
Venice, FL. 34285
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On December 31, 2015 there  were 36,342,747 shares of the registrant’s Common Stock issued and outstanding and held by approximately 101  shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

Advanced Credit Technologies, Inc

FORM 10-K

For The Fiscal Year Ended December 31, 2015

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

In addition to the two initial channels, we are also planning to launch a prepaid card branded as the TurnScor Card.  The TurnScor Card will allow active users of the card to take advantage of ACT's credit repair services.  Through offering credit repair as part of a "suite" of products that are included with the Card, we believe that the TurnScor Card will separate itself from other GPR cards in the space, and will allow ACT to go to a large segment of the unbanked and underbanked population of the country that may not otherwise have had access to the TurnScor technology.

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

Due to widespread abuses, the Federal Trade Commission approved a rule (July 29, 2010, taking effect in October 2010) which will make it very hard for companies to pitch their business by advertising dubious claims related to their success rates. Among others, it will prevent them from charging upfront fees. This will thin the ranks of the credit management business sector and will surely put a great number of unprofessional companies out of business.

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

The Market
 TurnScor / TurnScor Pro will be focusing initially on the general consumer market and on any company that bases the majority of its sales through their customer’s credit such as mortgage companies, real estate companies and auto and marine dealers.

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

Item 1A.  Risk Factors.

With all of the subsequent delays the Company has experienced since inception, the Company needs to make shareholders and potential investors aware of the challenges the Company faces in launching the TurnScor Platform. The Banking industry as a whole is extremely regulated, the options for getting an "Issuing Bank" is not an easy task. Member Banks aren't responsible for losses (tax payers are) so there is so sense of urgency to eliminate or even prevent FRAUD. Since inception, the company has yet to be profitable, our financial position relies solely on raising capital to fund operations, we anticipate deriving revenues in the calender year 2016. Our technology is functioning properly, getting to the market with a "unproven" technology is difficult, change is hard, even when the solution is so simple. Given the lack of revenues, and changes in the various requirements for small cap stocks, the market for our securities is a small one, up until we can derive revenues on a consistent basis. Until that time, the risk is extremely high. There is no guarantee we will get an issuing bank, or that we will start deriving revenues in 2016.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

ACT’s corporate office is located at  871 Venetia Bay Blvd Suite #220-230 Venice, FL 34285 and our telephone number is 612-961-4536.  This office space is leased by an officer of the Company.  Rent is $50 per month including phone and internet.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2015.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Per this current 2015 10-K filing there are 7,125,000 outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company and other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

As of the date of this document we have approximately 36,342,747 shares of common stock outstanding held by 101 shareholders.

 Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2015, and for the period December 31, 2014, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2015	Year ended December 31, 2014

Statement of Operations Data:
Revenue:	$6,186	$11,555

Expenses:
Operating expenses	393,729	200,150
Interest Expense	52,289	300

Total expenses	446,018	182,263

Net (income)	$(438,687)	$(188,895)

Basic and diluted net income per share	$(0.02)	$(0.01)
weighted average number of common shares outstanding	26,051,909	21,987,931

Balance Sheet Data:	As of December 31, 2015	As of December 31, 2014
Cash and cash equivalents	$44,125	$14,788
Total assets	44,125	14,788
Total Short term liabilities	278,957	211,929
Total liabilities	278,957	211,929
Total shareholders’ equity/(deficit)	234,832	197,142

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2015 and  December 31, 2014 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of December 31, 2015, we had revenues of  $6,186  and had total expenses of  $380,809 as compared to revenues of $11,555 and expenses of $183,263 for the period December 31, 2014.  As of December 31, 2015  we had net income of  $(364,623)  as compared to net income of $(171,708) for the period ended December 31, 2014.

Results of Operations

As of December 31, 2015 the Company reported a decrease in revenues compared to the period ended December 31, 2014.

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

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions. The Company's minimum capital requirements for the next twelve (12) months is $500,000.  With $500,000, the Company will be able to continue business operations and implement its expansion model.   Any funding received over and above the estimated $500,000 will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing. Most of these resources will be toward the internal "launch" of the TurnScor Card into the "Issuing Bank" servers, along with APP testing, build out and implementation.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2015

Cash and cash equivalents	$
Total assets		44,125
Total liabilities		278,957
Total shareholders’ (deficit)		234,832
Total Liabilities and Equity		44,125

Cash Flows from Operating Activities

During the year ended December 31, 2015, we used $390,768 of cash for operating activities compared to the use of $152,270 of cash for operating activities during the year ended December 31, 2014. The increase in cash used for operating activities in 2015 was due to cost associated with the development of the TurnScor Card.

Cash Flows from Financing Activities

During the year ended December 31, 2015, we received $420,106 of cash from financing activities compared to $165,085 for the year ended December 31, 2014. The increase in cash provided by financing activities is due to more proceeds from related parties.

Intangible Assets

There were no intangible assets during the period January 1, 2015 through December 31, 2015.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from December 31, 2014 through December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Credit Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Credit Technologies, Inc. as of December 31, 2015 and 2014, and the related statement of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. Advanced Credit Technologies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Credit Technologies, Inc. as of December 31, 2015, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficit of $1,531,886 as of December 31, 2015 that includes loss of $438,687 for the year ended December 31, 2015 and further losses are anticipated in the development of its business. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York
April 12, 2016

Item 8.  Financial Statements and Supplementary Data.

Advanced Credit Technologies, Inc
Balance Sheets

	December 31,	December 31
	2015	2014

Assets

Current Assets
Cash in bank	$44,125	$14,788
Total Assets	$44,125	$14,788

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued expenses	$62,024	$16,145
Loans payable – stockholders	191,400	195,784
Convertible notes -stockholders	25,533	-
Total Current Liabilities	278,957	211,929

Total Liabilities	278,957	211,929

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value,36,342,747 shares authorized;
22,061,498 shares issued and outstanding	36,343	22,061
Common stock subscribed	-	2,600
Additional paid in capital	1,260,711	871,396
Accumulated deficit	(1,531,886)	(1,093,199)
Total stockholders' deficit	(234,832)	(197,142)
Total liabilities and stockholders' deficit	$44,125	$14,788

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Operations

	For the Years Ended
	December 31
	2015	2014

Revenues	$6,186	$11,550
Consulting revenue	-	5
	6,186	11,555
Operating expenses
Professional fee	17,301	42,370
Research and Development	192,610	67,425
Officer's compensation	166,221	83,814
Travel and entertainment	2,634	169
Rent	1,200	1,000
Computer and internet	3,106	825
Telephone	195	655
Office supplies and expenses	7,979	1,731
Other operating expenses	2,483	2,161
Total operating expenses	393,729	200,150

Loss from operations	(387,543)	(188,595)

Interest expense	52,289	300
Other income	(1,145)	-

Provision for income taxes	-	-

Net loss	$(438,687)	$(188,895)

Loss per common share-Basic and diluted	$(0.02)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	26,051,909	21,987,931

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014

			Common	Additional
	Common Stock		Stock	Paid-In	Accmulated
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2013	21,853,498	$21,853	$654	$750,425	$(904,304)	$(131,372)

Proceeds from issuance of common stock	-	-	1,600	82,900	-	84,500

Common stock issued for consulting	-	-	494	35,131	-	35,625

Shares issued for conversion of debts	60,000	60		2,940		3,000

Shares issued for subscription	148,000	148	(148)	-	-	-

Net loss for the year ended December 31, 2014	-	-	-	-	(188,895)	(188,895)

Balance, December 31, 2014	22,061,498	$22,061	$2,600	$871,396	$(1,093,199)	$(197,142)

Proceeds from issuance of common stock	1,127,164	1,127	-	46,373	-	47,500

Shares issued for conversion of debts	10,555,000	10,555	-	249,445	-	260,000

Shares issued for subscription	2,599,085	2,600	(2,600)	-	-	-

Capital contribution for profit sharing and warrant	-	-	-	90,000	-	90,000

Beneficial Conversion	-	-	-	3,498	-	3,498

Net loss for the year ended December 31, 2015	-	-	-	-	(438,687)	(438,687)

Balance, December 31, 2015	36,342,747	$36,343	$-	$1,260,711	$(1,531,886)	$(234,832)

The accompanying notes are an integral part of these financial statements

Advanced Credit Technologies, Inc
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2015	2014
Operating Activities
Net loss	$(438,687)	$(188,895)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock issued for consulting service	-	35,625
Amortization of discount on notes payable	2,040	-
Accounts receivable	-	1,000
Accounts payable and accrued expenses	45,879	-
Net cash used in operating activities	(390,768)	(152,270)

Financing Activities
Proceeds from common stock issuance	47,500	84,500
Stockholder loans	255,616	83,585
Convertible notes	26,990	(3,000)
Capital contribution for profit sharing and warrant	90,000	-
Net cash provided by financing activities	420,106	165,085

Net increase (decrease) in cash and equivalents	29,337	12,815

Cash and equivalents at beginning of the period	14,788	1,973
Cash and equivalents at end of the period	$44,125	$14,788

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements

ADVANCED CREDIT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On February 25, 2008, Advanced Credit Technologies, Inc.  (the "Company") was incorporated in the State of Nevada.

Advanced Credit Technologies, Inc. provides a state of the art credit management platform that is a web based delivery system.  Industries that benefit from the Company's technology include realtors, auto dealers and loan originators.

Basis of Presentation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP").

Reclassification

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net income (loss) or financial position as previously reported.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2015 and 2014, the Company had $0 in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the years ending December 31, 2015 and 2014, we expensed $192,610 and $67,425 expenditure on research and development for the years ending December 31, 2015 and 2014, respectively.

During the years ending December 31, 2015 and 2014, we have capitalized external and internal use software and website development costs totaling $-0- and $-0-, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses included in the Statement of Operations for the years ending December 31, 2015 and 2014 is $0 and $0, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the years ending December 31, 2015 and 2014, the Company had not experienced impairment losses on its long-lived assets.

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

The Company has adopted FASB ASC 820-10, "Fair Value Measurements and Disclosures." FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," now known as ASC Topic 825-10 "Financial Instruments." ASC Topic 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB ASC 825-10 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has adopted FASB ASC 825-10. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of period ending December 31, 2015 and 2014.

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

Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the FASB ASC 260-10, "Earnings Per Share." Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At December 31, 2015 and 2014, no potentially dilutive shares were outstanding.

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

As there is no trading history during the periods of February 2008 through December 31, 2012 and the Company securities were not offered to the public, the Company had determined that the fair value of its stock is the price paid when it raises funds. There was 493,750 shares issued for compensation in 2014.  There were no shares issued for services for the year 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended ASU No. 2014-09 as to effective date. The ASU, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard's stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For the Company, the ASU, as amended, is effective January 1, 2018. The Company is currently assessing this standard's impact on the Company's results of operations and financial condition.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For the Company, ASU No. 2015-03 is effective January 1, 2016. The Company is currently assessing this standard's impact on the Company's results of operations and financial condition.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs), along with any related valuation allowance, as noncurrent in a balance sheet. This ASU eliminates current guidance requiring deferred taxes for each jurisdiction to be presented as a net current asset or liability and a net noncurrent asset or liability. As a result, each jurisdiction would have one net noncurrent DTA or DTL balance. The ASU does not change the existing requirement that only permits offsetting DTAs and DTLs within a particular jurisdiction. For the Company, this standard is effective January 1, 2017. The Company is currently assessing this standard's impact on the Company's results of operations and financial condition.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For the Company, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU's impacts on the Company's consolidated results of operations and financial condition.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $1,531,886 as of December 31, 2015 that includes loss of $438,687 for the year ended December 31, 2015. and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of December 31, 2015 and 2014.  There were 36,342,747 and 24,560,583 shares outstanding as of December 31, 2015 and 2014, respectively.

NOTE 4 – COMMITMENTS

The Company rents office space for its main office at 871 Venetia Bay Blvd Suite #220-230 Venice, FL 34285  Monthly rent for this space is $50.00. All conditions have been met and paid by the company.

In 2015, the Company signed "Investor and Royalty and Agreement" with 3 individuals. With the capital contributed by the 3 individuals, the Company agrees to

1.	Pay the investor monthly residuals of 4.25% to 5% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the investor a residual in perpetuity on 2% to 5% of all "sub platform" revenue generated.

3.
Issue the investor 1,000,000 common stock purchase warrants (500,000 one year warrants with $0.05 exercise price; 250,000 two year warrants with $0.05 exercise; 250,000 three year warrants with $0.1 exercise price)

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:
	December 31, 2015	December 31, 2014
Liabilities
Due to related parties	$191,400	$195,784
Notes payable to related parties	$30,500	$30,500

Note Payable to Related Parties

On December 29, 2014, the Company, the Company entered into a promissory note with a shareholder in the amount of $35,000. The promissory notes is with flat interest of $9,500 payable on maturity date and $167 a day after maturity date. The maturity date is 120 days after issuance of the note. The note is currently default on December 31, 2015. The unpaid principle of the note is $30,500 on December 31, 2015 and 2014. Interest expense of the note is $50,249 and $0 for the years ended December 31, 2015 and 2014, respectively.

The Company also issued stock option to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The fair value of the option grant estimated on the date of grant is $0 based on the Black-Scholes option-pricing model.

Due to Related Parties

 Officer and shareholder of the Company advanced to the Company for operating use.  The total amount owed as of December 31, 2015 and December 31, 2014 are $191,400 and $195,784, respectively.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible notes due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The interest resulting from amortization of discount on notes is 729 for the year ended December 31, 2015

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The interest resulting from amortization of discount on notes is 1,311 for the year ended December 31, 2015

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note.

NOTE 7 – INCOME TAXES

At December 31, 2015, the Company had available federal and state net operating loss carry forwards to reduce future taxable income.  The amount available was approximately$1,531,886 federal and state purposes.   The federal and state net operating loss carry forwards begin to expire in 2028.  Given the Company's history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards.  Accordingly, the Company has not recognized a deferred tax asset for this benefit.

FASB ASC Topic 740 – Income Taxes (formerly SFAS 109) requires that the Company establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with net operating loss carry forwards, the utilization of the Company's net operating loss carry forwards will likely be limited as a result of cumulative changes in stock ownership.  The Company has not recognized a deferred asset and, as a result, the change in stock ownership will not result in any change to the valuation allowances.  Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The provision for Federal income tax consists of the following:
	For the Year Ended December 31,
	2015	2014
Federal income tax benefit attributable to:
Current operations	$149,154	$64,224
Less: valuation Allowance	(149,154)	(64,224)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31	December 31
	2015	2014
Deferred tax assets attributable to:
Net operating loss carryover	$520,841	$371,688
Less: valuation Allowance	(520,841)	(371,688)
Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2008. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL's and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date financial statements were issued No events have occurred subsequent to December 31, 2015 that require disclosure or recognition in these financial statements.

24

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2015, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of April 14, 2016.

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

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2015, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of December 31, 2015 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Chris Jackson	51	Chief Operating Officer, President, Director	Inception
Enrico Giordano	57	Treasurer, Director	Inception

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

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2015in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chris Jackson, COO, Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	67,671	67,671

Enrico Giordano, Treasurer, Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	98,550	98,550

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

Grants of Plan-Based Awards in 2015

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2015, our fiscal year-end.

Option Exercises and Stock Vested in 2015

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

Potential Payments Upon Termination or Change in Control

As of December 31, 2015, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2015

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

Name of beneficial owner	Amount of beneficial ownership	Percent Owned
Chris Jackson, President, Chief Operating Officer 871 Venetia Bay Blvd Suite #220-230 Venice, FL. 34285	5,500,000	15.134%
Enrico Giordano, Treasurer 871 Venetia Bay Blvd Suite #220-230 Venice, FL. 34285	5,000,000	13.758%
All officers and directors as a group (2)	10,500,000	28.892%

The percent of class is based on 36,342,747 shares of common stock issued and outstanding as of the date of this prospectus.

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

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2014 and December 31, 2015.

	2014	2015
Audit Fees	$10,035	$7,500
Audit-Related Fees
Tax Fees
All Other Fees

Total Audit and Audit-Related Fees	$10,035	$7,500

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on 10/26/2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April, 2016.

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
For the Year Ended December 31, 2015

PURSUANT TO ITEM 601 OF REGULATION S-K

Advanced Credit Technologies, Inc.

Exhibits

3.1	Articles of Incorporation, as currently in effect
3.2	Bylaws, as currently in effect
4.1	Specimen common stock certificate
23.1
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)