Form 10-K/A
period 2015-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2016-04-19
CIK 1437517

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Per this current 2015 10-K filing there are 7,000,000 outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company and other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

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

	Year Ended December 31, 2015	Year ended December 31, 2014

Statement of Operations Data:
Revenue:	$6,186	$11,555

Expenses:
Operating expenses	402,309	200,150
Interest Expense	52,289	300

Total expenses	454,598	200,450

Net (income)	$(447,26787)	$(188,895)

Basic and diluted net income per share	$(0.02)	$(0.01)
weighted average number of common shares outstanding	26,051,909	21,987,931

Balance Sheet Data:	As of December 31, 2015	As of December 31, 2014
Cash and cash equivalents	$44,125	$14,788
Total assets	44,125	14,788
Total Short term liabilities	278,957	211,929
Total liabilities	278,957	211,929
Total shareholders’ deficit	234,832	197,142

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

Since incorporation, the Company has financed its operations through private investment.  We will continue to raise expansion capital through private placement or debt financing.  As of December 31, 2015, we had revenues of $6,186 and had total expenses of $402,309 as compared to revenues of $11,555 and expenses of $200,150 for the period December 31, 2014.  As of December 31, 2015 we had net loss of $447,267 as compared to net loss of $188,895 for the period ended December 31, 2014.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2015

Cash and cash equivalents	$
Total assets		44,125
Total liabilities		278,957
Total shareholders’ deficit		234,832
Total Liabilities and Deficit		44,125

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficit of $1,540,466 as of December 31, 2015 that includes loss of $447,267 for the year ended December 31, 2015 and further losses are anticipated in the development of its business. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York
April 15, 2016

Item 8.  Financial Statements and Supplementary Data.

Advanced Credit Technologies, Inc
Balance Sheets

	December 31,	December 31
	2015	2014

Assets

Current Assets
Cash in bank	$44,125	$14,788
Total Assets	$44,125	$14,788

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued expenses	$62,024	$16,145
Loans payable – stockholders	191,400	195,784
Convertible notes -stockholders	25,533	-
Total Current Liabilities	278,957	211,929

Total Liabilities	278,957	211,929

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value,36,342,747 shares authorized;
22,061,498 shares issued and outstanding	36,343	22,061
Common stock subscribed	-	2,600
Additional paid in capital	1,269,291	871,396
Accumulated deficit	(1,540,466)	(1,093,199)
Total stockholders' deficit	(234,832)	(197,142)
Total liabilities and stockholders' deficit	$44,125	$14,788

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Operations

	For the Years Ended
	December 31
	2015	2014

Revenues	$6,186	$11,550
Consulting revenue	-	5
	6,186	11,555
Operating expenses
Professional fee	25,881	42,370
Research and Development	192,610	67,425
Officer's compensation	166,221	83,814
Travel and entertainment	2,634	169
Rent	1,200	1,000
Computer and internet	3,106	825
Telephone	195	655
Office supplies and expenses	7,979	1,731
Other operating expenses	2,483	2,161
Total operating expenses	402,309	200,150

Loss from operations	(396,123)	(188,595)

Interest expense	52,289	300
Other income	(1,145)	-

Provision for income taxes	-	-

Net loss	$(447,267)	$(188,895)

Loss per common share-Basic and diluted	$(0.02)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	26,051,909	21,987,931

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014

			Common	Additional
	Common Stock		Stock	Paid-In	Accmulated
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2013	21,853,498	$21,853	$654	$750,425	$(904,304)	$(131,372)

Proceeds from issuance of common stock	-	-	1,600	82,900	-	84,500

Common stock issued for consulting	-	-	494	35,131	-	35,625

Shares issued for conversion of debts	60,000	60		2,940		3,000

Shares issued for subscription	148,000	148	(148)	-	-	-

Net loss for the year ended December 31, 2014	-	-	-	-	(188,895)	(188,895)

Balance, December 31, 2014	22,061,498	$22,061	$2,600	$871,396	$(1,093,199)	$(197,142)

Proceeds from issuance of common stock	1,127,164	1,127	-	46,373	-	47,500

Shares issued for conversion of debts	10,555,000	10,555	-	249,445	-	260,000

Shares issued for subscription	2,599,085	2,600	(2,600)	-	-	-

Capital contribution for profit sharing and warrant	-	-	-	90,000	-	90,000

Beneficial Conversion	-	-	-	3,498	-	3,498

Stock option issued for service	-	-	-	8,580	-	8,580

Net loss for the year ended December 31, 2015	-	-	-	-	(447,267)	(447,267)

Balance, December 31, 2015	36,342,747	$36,343	$-	$1,269,291	$(1,540,466)	$(234,832)

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2015	2014
Operating Activities
Net loss	$(447,267)	$(188,895)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock issued for consulting service	-	35,625
Stock option issued for service	8,580
Amortization of discount on notes payable	2,040	-
Accounts receivable	-	1,000
Accounts payable and accrued expenses	45,879	-
Net cash used in operating activities	(390,768)	(152,270)

Financing Activities
Proceeds from common stock issuance	47,500	84,500
Stockholder loans	255,616	83,585
Convertible notes	26,990	(3,000)
Capital contribution for profit sharing and warrant	90,000	-
Net cash provided by financing activities	420,106	165,085

Net increase (decrease) in cash and equivalents	29,337	12,815

Cash and equivalents at beginning of the period	14,788	1,973
Cash and equivalents at end of the period	$44,125	$14,788

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

As there is no trading history during the periods of February 2008 through December 31, 2012 and the Company securities were not offered to the public, the Company had determined that the fair value of its stock is the price paid when it raises funds. There was 493,750 shares issued for compensation in 2014.  For the year ended December 31, 2015, the Company issued 2,000,000 three year stock option exercisable at $0.05 per share.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $1,540,466 as of December 31, 2015 that includes loss of $447,267 for the year ended December 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

In 2015, the Company signed "Investor and Royalty and Agreement" with three parties. With the capital contributed by the three parties, the Company agrees to

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

In 2015, the Company signed "Royalty Agreement" with one individual. With the consulting service provided by the individual, the Company agrees to

1.	Pay the service provider monthly residuals of 20% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the service provider a residual in perpetuity on 5% to 10% of all "sub platform" revenue generated.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:
	December 31, 2015	December 31, 2014
Liabilities
Due to related parties	$160,900	$150,000
Notes payable to related parties	$30,500	$30,500

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

Due to Related Parties

 Officer and shareholder of the Company advanced to the Company for operating use.  The total amount owed as of December 31, 2015 and December 31, 2014 are $160,900 and $150,000, respectively.

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

The provision for Federal income tax consists of the following:
	For the Year Ended December 31,
	2015	2014
Federal income tax benefit attributable to:
Current operations	$152,071	$64,224
Less: valuation Allowance	(152,071)	(64,224)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31	December 31
	2015	2014
Deferred tax assets attributable to:
Net operating loss carryover	$523,758	$371,688
Less: valuation Allowance	(523,758)	(371,688)
Net deferred tax assets	$-	$-

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of April, 2016.

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