Form 10-Q
period 2016-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2016-05-20
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q

 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended March 31, 2016
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC T OF 1934 for the transition period from ________________ to ___________________.

Commission File Number. 333-170132

ADVANCED CREDIT TECHNOLOGIES INC.
(Exact name of Registrant as Specified in its Charter)
Nevada	26-2118480
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

871 Venetia Bay Blvd Suite #220 Venice, FL.	34285
(Address of principal executive offices)	(Zip Code)

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

As of  March 31, 2016, there were 37,386,080 shares of the issuer's common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2016
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

PART I
ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies, Inc
Balance Sheets

	March 31,	December 31
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash in bank	$13,703	$44,125
Total Assets	$13,703	$44,125

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued expenses	$71,946	$62,024
Loans payable – stockholders	191,400	191,400
Convertible notes -stockholders	26,990	25,533
Total Current Liabilities	290,336	278,957

Total Liabilities	290,336	278,957

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value,100,000,000 shares authorized;
38,386,080 and 36,342,747 shares issued and outstanding	37,386	36,343
Additional paid in capital	1,324,723	1,269,291
Accumulated deficit	(1,638,742)	(1,540,466)
Total stockholders' deficit	(276,633)	(234,832)
Total liabilities and stockholders' deficit	$13,703	$44,125

See accompanying notes to financial statements

Advanced Credit Technologies, Inc Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31
	2016	2015

Revenues	$-	$668
Consulting revenue	-	-
	-	668
Operating expenses
Professional fee	7,245	9,340
Research and Development	-	35,050
Officer's compensation	69,279	24,669
Travel and entertainment	1,523	-
Rent	-	600
Computer and internet	2,647	760
Office supplies and expenses	763	3,949
Other operating expenses	165	698
Total operating expenses	81,622	75,066

Loss from operations	(81,622)	(74,398)

Interest expense	16,654	-

Provision for income taxes	-	-

Net loss	$(98,276)	$(74,398)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	37,118,699	24,610,401

See notes to consolidated financial statements

Advanced Credit Technologies, Inc Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31
	2016	2015
Operating Activities
Net loss	$(98,276)	$(74,398)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock issued for services	3,000	3,000
Amortization of discount on notes payable	1,457	-
Accounts payable and accrued expenses	9,923	-
Net cash used in operating activities	(83,896)	(71,398)

Financing Activities
Proceeds from common stock issuance	13,475	57,500
Capital contribution for profit sharing and warrant	40,000	-
Net cash provided by financing activities	53,475	57,500

Net increase (decrease) in cash and equivalents	(30,421)	(13,898)

Cash and equivalents at beginning of the period	44,125	14,788
Cash and equivalents at end of the period	$13,704	$890

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements

Advanced Credit Technologies, Inc.
Notes to Financial Statements
(Unaudited)
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles ("GAAP") and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K for fiscal year 2015.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. Operating results for the three month period ending March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

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
Net Loss per Common Share:

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2016 and December 31, 2015, the Company had $0 in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the three months ending March 31, 2016 and 2015, we expensed $0 and $35,050 expenditure on research and development for the years ending December 31, 2015 and 2014, respectively.

During the three months ending March 31, 2016 and 2015, we have capitalized external and internal use software and website development costs totaling $-0- and $-0-, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses included in the Statement of Operations for the three months ending March 31, 2016 and 2015 is $0 and $0, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the three months ending March 31, 2016 and 2015, the Company had not experienced impairment losses on its long-lived assets.

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

The Company has adopted FASB ASC 820-10, "Fair Value Measurements and Disclosures." FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2016 and December 31, 2015.

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

At March 31, 2016 and December 31, 2015.

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

There was one stock transaction issued for the first quarter ending March 31, 2016 as compensation for services. Common stock in the amount of 60,000 shares was issued to Peter Vazquez, Jr in exchange for legal services.

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

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $1,638,742 as of March 31, 2016 that includes loss of $98,276 for the three months ended March 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of March 31, 2016 and December 31, 2015. There were 37,386,080 and 36,342,747 shares outstanding as of March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – COMMITMENTS

The Company rents office space for its main office at 871 Venetia Bay Blvd Suite #220-230 Venice, FL 34285 Monthly rent for this space is $50.00. All conditions have been met and paid by the company.

In 2015, the Company signed "Investor and Royalty and Agreement" with three parties. With the capital contributed by the three parties, the Company agrees to

1.	Pay the investor monthly residuals of 4.25% to 5% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the investor a residual in perpetuity on 2% to 5% of all "sub platform" revenue generated.

3.	Issue the investor 1,000,000 common stock purchase warrants (500,000 one year warrants with $0.05 exercise price; 250,000 two year warrants with $0.05 exercise; 250,000 three year warrants with $0.1 exercise price)

In 2015, the Company signed "Royalty Agreement" with one individual. With the consulting service provided by the individual, the Company agrees to

1.	Pay the service provider monthly residuals of 20% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the service provider a residual in perpetuity on 5% to 10% of all "sub platform" revenue generated.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:
	March 31, 2016	December 31, 2015
Liabilities
Due to related parties	$160,900	$160,900
Notes payable to related parties	$30,500	$30,500

Note Payable to Related Parties

On December 29, 2014, the Company, the Company entered into a promissory note with a shareholder in the amount of $35,000. The promissory notes is with flat interest of $9,500 payable on maturity date and $167 a day after maturity date. The maturity date is 120 days after issuance of the note. The note is currently default on December 31, 2015. The unpaid principle of the note is $30,500 on March 31, 2016 and December 31, 2015. Interest expense of the note is $15,197 for the three months ended March 31, 2016.

The Company also issued stock option to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The fair value of the option grant estimated on the date of grant is $0 based on the Black-Scholes option-pricing model.

Due to Related Parties

Officer and shareholder of the Company advanced to the Company for operating use.  The total amount owed as of March 31, 2016 and December 31, 2015 are $160,900 and $160,900, respectively.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible notes due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The interest resulting from amortization of discount on notes is 521 for the three months ended March 31, 2016.

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The interest resulting from amortization of discount on notes is 937 for the three months ended March 31, 2016.

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date financial statements were issued No events have occurred subsequent to March 31, 2016 that require disclosure or recognition in these financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2016 the Company reported a decrease in revenues compared to the three months ended March 31, 2015.

To date, the Company has implemented its business plan and is attempting to secure additional funding to continue the expansion process. Management believes there is a current trend for increased advertising and web development related services based upon recent increased corporate profits.   Most businesses rely on advertising of some sort to increase their respective revenue models.  Web development and on-line marketing services are the Company's primary sources of revenue and management expects these numbers to increase as economic growth increases.

The Company's ability to expand operations is somewhat dependent upon capital to hire additional sales representatives without additional capital. If Company does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing. The Company cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Operational Expenses

The operational expenses have increased for first quarter total of fiscal year of 2016 totaling $81,622 as compared to $75,066.000 for the first quarter of fiscal year of 2015.  This increase was mainly due to an increase in officer's compensation.

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company's minimum capital requirements for the next twelve (12) months is $250,000.  With 250,000, the Company is able to continue business operations and implement its expansion model.    Any funding received over and above the estimated $250,000 in reporting requirements will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of March 31, 2016:

Cash and cash equivalents	$13,703
Total assets	13,703
Total liabilities	290,336
Total shareholders' deficit	276,633

Cash Flows from Operating Activities

During the three months ended March 31, 2016, we used $83,896 of cash for operating activities compared to the use of $71,398 of cash for operating activities during the three months ended March 31, 2015. The increase in cash used for operating activities in 2015 was due to higher net loss.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, we received $53,475 of cash from financing activities compared to $57,500 for the three months ended March 31, 2015. The decrease in cash provided by financing activities is due to lower amount of proceeds from common stock issuance.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the three months ended March 31, 2016.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 "Income Taxes", which was previously Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments
(included in ASC 718 "Compensation-Stock Compensation")

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

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

ITEM 4   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

101.1 +
The following financial information from Advanced Credit Technologyies Inc  Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015  ; (ii) Consolidated Statement of Operations for the three months ended  March 31,2016 (iii) Consolidated Statement of Stockholders' Deficit as at March 31, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended  March 31,2016; (v) Notes to the Financial Statements.

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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of May, 2016.
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