Form 10-Q
period 2016-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2016-08-11
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q

 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended June 30, 2016
OR
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

As of June 30, 2016, there were 40,409,943 shares of the issuer's common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2016
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

PART I
ITEM 1 FINANCIAL STATEMENTS
Advanced Credit Technologies Inc
Balance Sheet
(Unaudited)

	June 30,	December 31
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash in bank	$28,353	$44,125
Total Assets	$28,353	$44,125

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued expenses	$83,693	$62,024
Loans payable – stockholders	191,400	191,400
Convertible notes -stockholders	26,990	25,533
Total Current Liabilities	302,083	278,957

Total Liabilities	302,083	278,957

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value,100,000,000 shares authorized;
40,409,943 and 36,342,747 shares issued and outstanding	40,410	36,343
Common stock subscribed	-	-
Additional paid in capital	1,527,000	1,269,291
Accumulated deficit	(1,841,139)	(1,540,466)
Total stockholders' deficit	(273,730)	(234,832)
Total liabilities and stockholders' deficit	$28,353	$44,125
See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Revenues	$700	$1,599	$700	$2,267
Consulting revenue	-	-	-	-
	700	1,599	700	2,267
Operating expenses
Professional fee	22,130	1,654	29,375	10,994
Research and Development	115,000	62,000	115,000	97,050
Officer's compensation	48,805	29,699	117,934	54,368
Travel and entertainment	266	-	1,789	-
Rent	150	300	300	900
Computer and internet	861	949	1,365	1,709
Office supplies and expenses	239	2,865	3,145	6,814
Other operating expenses	450	332	615	1,030
Total operating expenses	187,901	97,799	269,523	172,865

Loss from operations	(187,201)	(96,200)	(268,823)	(170,598)

Interest expense	15,197	-	31,851	-

Provision for income taxes	-	-	-	-

Net loss	$(202,398)	$(96,200)	$(300,674)	$(170,598)

Loss per common share-Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	38,894,159	24,610,401	38,006,429	24,610,401

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30
	2016	2015
Operating Activities
Net loss	$(300,674)	$(170,598)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock issued for services	118,000	-
Amortization of discount on notes payable	1,457	-
Accounts payable and accrued expenses	21,669	10,900
Net cash used in operating activities	(159,548)	(159,698)

Financing Activities
Proceeds from common stock issuance	103,775	57,500
Capital contribution for profit sharing and warrant	40,000	87,500
Net cash provided by financing activities	143,775	145,000

Net increase (decrease) in cash and equivalents	(15,773)	(14,698)

Cash and equivalents at beginning of the period	44,125	14,788
Cash and equivalents at end of the period	$28,353	$90

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. Operating results for the six month period ending June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

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
Net Loss per Common Share:

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2016 and December 31, 2015, the Company had $0 in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the six months ending June 30, 2016 and 2015, we expensed $115,000 and $97,050 expenditure on research and development, respectively.

During the six months ending June 30, 2016 and 2015, we have capitalized external and internal use software and website development costs totaling $-0- and $-0-, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses included in the Statement of Operations for the six months ending June 30, 2016 and 2015 is $0 and $0, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the six months ending June 30, 2016 and 2015, the Company had not experienced impairment losses on its long-lived assets.

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

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2016 and December 31, 2015.

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

At June 30, 2016 and December 31, 2015, no potentially dilutive shares were outstanding.

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

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. With respect to income taxes, under current guidance, when a share-based payment award such as a stock option or restricted stock unit (RSU) is granted to an employee, the fair value of the award is generally recognized over the vesting period. However, the related deduction from taxes payable is based on the award's intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits are recognized in additional paid-in capital (APIC) within equity, and tax deficiencies are similarly recognized in APIC to the extent there is a sufficient APIC amount (APIC pool) related to previously recognized excess tax benefits. Under the new guidance, all excess tax benefits/deficiencies would be recognized as income tax benefit/expense in the statement of income. The new ASU's income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits/deficiencies from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Relative to forfeitures, the new standard allows an entity-wide accounting policy election either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The new guidance also impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes. Additionally, the new ASU requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as financing activity (eliminating previous diversity in practice). For the Company, this standard is required effective January 1, 2017. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $1,841,139 as of June 30, 2016 that includes loss of $300,674 for the six months ended June 30, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of June 20, 2016 and December 31, 2015. There were 40,409,943 and 36,342,747 shares outstanding as of June 30, 2016 and December 31, 2015, respectively.

NOTE 4 – COMMITMENTS

The Company rents office space for its main office at 871 Venetia Bay Blvd Suite #220-230 Venice, FL 34285 Monthly rent for this space is $50.00. All conditions have been met and paid by the company.

In 2015, the Company signed "Investor and Royalty and Agreement" with four parties. With the capital contributed by the four parties, the Company agrees to

1.	Pay the investor monthly residuals of 2.5% to 5% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the investor a residual in perpetuity on 2% to 5% of all "sub platform" revenue generated.

3.	Issue the investor 2,000,000 common stock purchase warrants (500,000 one year warrants with $0.05 exercise price; 500,000 two year warrants with $0.05 exercise; 500,000 three year warrants with $0.1 exercise price; 250,000 four year warrants with $0.15 exercise price; 250,000 six year warrants with $0.2 exercise price). 500,000 purchase warrants expired as of June 30, 2016.

In 2015, the Company signed "Royalty Agreement" and "Advisory Agreement" with one individuals. With the consulting service provided by the individual, the Company agrees to

1.	Pay the service providers monthly residuals of 5.75% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the service provider a residual in perpetuity on 2.5% to 5% of all net "sub platform" revenue generated.

3.        Issue the service provider 2,000,000 three year warrants with $0.05 exercise.
NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:
	June 30, 2016	December 31, 2015
Liabilities
Due to related parties	$160,900	$160,900
Notes payable to related parties	$30,500	$30,500

Note Payable to Related Parties

On December 29, 2014, the Company, the Company entered into a promissory note with a shareholder in the amount of $35,000. The promissory notes is with flat interest of $9,500 payable on maturity date and $167 a day after maturity date. The maturity date is 120 days after issuance of the note. The note is currently default on December 31, 2015. The unpaid principal of the note is $30,500 on June 30, 2016 and December 31, 2015. Interest expense of the note is $30,394 for the six months ended June 30, 2016.

The Company also issued stock option to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The fair value of the option grant estimated on the date of grant is $0 based on the Black-Scholes option-pricing model.

Due to Related Parties

Officer and shareholder of the Company advanced to the Company for operating use.  The total amount owed as of June 30, 2016 and December 31, 2015 are $160,900 and $160,900, respectively.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible notes due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The interest resulting from amortization of discount on notes is 521 for the six months ended June 30, 2016.

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The interest resulting from amortization of discount on notes is 937 for the six months ended June 30, 2016.

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note.

All the above convertible notes were past due on June 30, 2016.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date financial statements were issued No events have occurred subsequent to June 30, 2016 that require disclosure or recognition in these financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six and three months ended June 30, 2016 the Company reported a decrease in revenues compared to the six and three months ended June 30, 2015.

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

Operational Expenses

The operational expenses have increased for the six months ended June 30, 2016 totaling $269,523 as compared to $172,865 for the six months ended June 30, 2015. The increase was mainly due to an increase in research and development expenses.

The operational expenses have increased for the three months ended June 30, 2016 totaling $187,901 as compared to $97,799 for the three months ended June 30, 2015. The increase was mainly due to an increase in research and development expenses.

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company's minimum capital requirements for the next twelve (12) months is $250,000.  With 250,000, the Company is able to continue business operations and implement its expansion model.    Any funding received over and above the estimated $250,000 will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of June 30, 2016:

Cash and cash equivalents	$28,353
Total assets	28,353
Total liabilities	302,083
Total shareholders' deficit	273,730

Cash Flows from Operating Activities

During the six months ended June 30, 2016, we used $159,548 of cash for operating activities compared to the use of $159,698 of cash for operating activities during the six months ended June 30, 2015.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, we received $143,775 of cash from financing activities compared to $145,000 for the six months ended June 30, 2015.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the six months ended June 30, 2016.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company raised $103,775, for the operations of the company through by the private sale of stock and issued 2,857,196 shares of common stock .
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
The Company has no Senior Securities or any other debt related to the business.

ITEM 4 (REMOVED AND RESERVED)

ITEM 5 OTHER INFORMATION
NONE

ITEM 6 EXHIBITS
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 +
The following financial information from Advanced Credit Technologyies Inc  Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Balance Sheets at June 30, 2016 and December 31, 2015  ; (ii) Statements of Operations for the six and three months ended  June 30, 2016 and 2015 (iii) Statements of Cash Flows for the six months ended  June 30,2016; (iv) Notes to the Financial Statements.

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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the __ day of August, 2016.
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