Form 10-K/A
period 2015-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2016-10-17
CIK 1437517

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

	2014	2015
Audit Fees	$10,035	$7,500
Audit-Related Fees
Tax Fees
All Other Fees

Total Audit and Audit-Related Fees	$10,035	$7,500

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K/A:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
23.1	Auditor Consent
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)
      __________

*	Previously filed with the SEC as exhibits on the registrant’s Form S-1for Registration of Securities on 10/26/2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of October, 2016.

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
Enrico Giordano

INDEX TO EXHIBITS

REPORT ON FORM 10-K/A
For the Year Ended December 31, 2015

PURSUANT TO ITEM 601 OF REGULATION S-K

Advanced Credit Technologies, Inc.

Exhibits

3.1	Articles of Incorporation, as currently in effect
3.2	Bylaws, as currently in effect
4.1	Specimen common stock certificate
23.1	Auditor Consent
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)