Form 10-Q
period 2016-09-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2016-11-10
CIK 1437517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM l0-Q

 [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended September 30, 2016

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

As of September 30, 2016, there were 42,671,306 shares of the issuer's common stock outstanding.

ADVANCED CREDIT TECHNOLOGIES INC
FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2016

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

PART I

ITEM 1 FINANCIAL STATEMENTS

Advanced Credit Technologies, Inc
Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets
Cash in bank	$60,985	$44,125
Total Assets	$60,985	$44,125

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued expenses	$98,807	$62,024
Loans payable – stockholders	191,400	191,400
Convertible notes -stockholders	26,990	25,533
Total Current Liabilities	317,197	278,957

Total Liabilities	317,197	278,957

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value,100,000,000 shares authorized;
42,671,306 and 36,342,747 shares issued and outstanding	42,671	36,343
Common stock subscribed	-	-
Additional paid in capital	1,672,238	1,269,291
Accumulated deficit	(1,971,121)	(1,540,466)
Total stockholders' deficit	(256,212)	(234,832)
Total liabilities and stockholders' deficit	$60,985	$44,125

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$600	$3,997	$1,300	$6,264
Consulting revenue	1,100	-	1,100	-
	1,700	3,997	2,400	6,264
Operating expenses
Professional fee	6,245	311	35,620	311
Research and Development	26,325	30,000	141,325	127,050
Officer's compensation	74,221	21,662	192,155	87,800
Travel and entertainment	4,443	498	6,232	498
Rent	150	300	450	1,200
Computer and internet	829	200	2,194	1,909
Telephone	190	-	190	-
Office supplies and expenses	3,344	11,666	6,489	18,480
Other operating expenses	570	-	1,185	254
Total operating expenses	116,317	64,637	385,840	237,502

Loss from operations	(114,617)	(60,640)	(383,440)	(231,238)

Interest expense	15,364	-	47,215	-

Provision for income taxes	-	-	-	-

Net loss	$(129,981)	$(60,640)	$(430,655)	$(231,238)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	41,998,505	27,576,257	39,296,469	27,187,265

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net loss	$(430,655)	$(231,238)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock issued for services	118,000	-
Amortization of discount on notes payable	1,457	-
Accounts payable and accrued expenses	36,783	115,461
Net cash used in operating activities	(274,415)	(115,777)

Financing Activities
Proceeds from common stock issuance	251,275	70,000
Capital contribution for profit sharing and warrant	40,000	75,000
Net cash provided by financing activities	291,275	145,000

Net increase (decrease) in cash and equivalents	16,860	29,223

Cash and equivalents at beginning of the period	44,125	14,788
Cash and equivalents at end of the period	$60,985	$44,011

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. Operating results for the nine month period ending September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

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

Net Loss per Common Share:

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2016 and December 31, 2015, the Company had $0 in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the nine months ending September 30, 2016 and 2015, we expensed $141,325 and $127,050 expenditure on research and development, respectively.

During the nine months ending September 30, 2016 and 2015, we have capitalized external and internal use software and website development costs totaling $-0- and $-0-, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses included in the Statement of Operations for the nine months ending September 30, 2016 and 2015 is $0 and $0, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the nine months ending September 30, 2016 and 2015, the Company had not experienced impairment losses on its long-lived assets.

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

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2016 and December 31, 2015.

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

At September 30, 2016 and December 31, 2015, no potentially dilutive shares were outstanding.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. The Company is currently assessing this ASU's impact on its results of operations and financial condition.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $1,971,121 as of September 30, 2016 that includes loss of $430,655 for the nine months ended September 30, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of September 30, 2016 and December 31, 2015. There were 42,671,306 and 36,342,747 shares outstanding as of September 30, 2016 and December 31, 2015, respectively.

NOTE 4 – COMMITMENTS

The Company rents office space for its main office at 871 Venetia Bay Blvd Suite #220-230 Venice, FL 34285 Monthly rent for this space is $50.00. All conditions have been met and paid by the company.

In 2015, the Company signed "Investor and Royalty and Agreement" with four parties. With the capital contributed by the four parties, the Company agrees to

1.	Pay the investor monthly residuals of 2.5% to 5% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the investor a residual in perpetuity on 2% to 5% of all "sub platform" revenue generated.

3.	Issue the investor 2,000,000 common stock purchase warrants (500,000 one year warrants with $0.05 exercise price; 500,000 two year warrants with $0.05 exercise; 500,000 three year warrants with $0.1 exercise price; 250,000 four year warrants with $0.15 exercise price; 250,000 six year warrants with $0.2 exercise price). 500,000 purchase warrants expired as of September 30, 2016.

In 2015, the Company signed "Royalty Agreement" and "Advisory Agreement" with one individual. With the consulting service provided by the individual, the Company agrees to

1.	Pay the service providers monthly residuals of 5.75% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the service provider a residual in perpetuity on 2.5% to 5% to 10% of all net "sub platform" revenue generated.

3.        Issue the service provider 2,000,000 three year warrants with $0.05 exercise.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:
	September 30, 2016	December 31, 2015
Liabilities
Due to related parties	$160,900	$160,900
Notes payable to related parties	$30,500	$30,500

Note Payable to Related Parties

On December 29, 2014, the Company, the Company entered into a promissory note with a shareholder in the amount of $35,000. The promissory notes is with flat interest of $9,500 payable on maturity date and $167 a day after maturity date. The maturity date is 120 days after issuance of the note. The note is currently default on December 31, 2015. The unpaid principal of the note is $30,500 on September 30, 2016 and December 31, 2015. Interest expense of the note is $47,215 for the nine months ended September 30, 2016.

The Company also issued stock option to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The fair value of the option grant estimated on the date of grant is $0 based on the Black-Scholes option-pricing model.

Due to Related Parties

Officer and shareholder of the Company advanced to the Company for operating use.  The total amount owed as of September 30, 2016 and December 31, 2015 are $160,900 and $160,900, respectively.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible notes due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $521 for the nine months ended September 30, 2016.

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $937 for the nine months ended September 30, 2016.

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note.

All the above convertible notes were past due on September 30, 2016.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date financial statements were issued.   No events have occurred subsequent to September 30, 2016 that require disclosure or recognition in these financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine and three months ended September 30, 2016 the Company reported a decrease in revenues compared to the nine and three months ended September 30, 2015.

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

Operational Expenses

The operational expenses have increased for the nine months ended September 30, 2016 totaling $385,840 as compared to $237,502 for the nine months ended September 30, 2015. The increase was mainly due to an increase in professional fee and officer's compensation.

The operational expenses have increased for the three months ended September 30, 2016 totaling $116,317 as compared to $64,637 for the three months ended September 30, 2015. The increase was mainly due to an increase in professional fee and officer's compensation.

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

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of September 30, 2016:

Cash and cash equivalents	$60,985
Total assets	60,985
Total liabilities	317,197
Total shareholders' deficit	256,212

Cash Flows from Operating Activities

During the nine months ended September 30, 2016, we used $274,415 of cash for operating activities compared to the use of $115,777 of cash for operating activities during the nine months ended September 30, 2015.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, we received $291,275 of cash from financing activities compared to $145,000 for the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to ha0ve a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. There was no impairment loss for the nine months ended September 30, 2016.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company raised $251,275.00, for the operations of the company through by the private sale of stock and issued 5,118,559 shares of common stock.

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

101.1 +
The following financial information from Advanced Credit Technologies Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Balance Sheets at September 30, 2016 and December 31, 2015 ; (ii) Statements of Operations for the nine and three months ended September 30, 2016 and 2015 (iii) Statements of Cash Flows for the nine months ended September 30, 2016; (iv) Notes to the Financial Statements.

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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of September, 2016.
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