Form 10-K
period 2016-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2017-03-29
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

           Large accelerated filer  ☐                                                                                 Accelerated filer  ☐

           Non-accelerated filer     ☐                                                                                Smaller reporting company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

On December 31, 2016 there were 44,455,181 shares of the registrant’s Common Stock issued and outstanding and held by approximately 101 shareholders, two of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

Advanced Credit Technologies, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2016

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

Board Committees

ACRT has not yet implemented any board committees as of the date of this Prospectus.

Directors

There is no maximum number of directors ACRT is authorized to have. However, in no event may ACT have less than one director. Although the Company anticipates appointing additional directors, it has not identified any such person(s).

Item 1A.  Risk Factors.

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

ACRT’s corporate office is located at 871 Venetia Bay Blvd Suite #220-230 Venice, FL 34285 and our telephone number is 612-961-4536. This office space is leased by an officer of the Company. Rent is $50 per month including phone and internet.

ACRT’s management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  ACRT does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

ACRT’s officers and directors have not been convicted in any criminal proceedings nor has they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

There are no known pending legal or administrative proceedings against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2016.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “ACRT.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal year 2016, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2016 was $0.00 per share. As of December 31, 2016, there were approximately 44,455,181 shares of common stock outstanding held by approximately 101 shareholders of record.  This number does not include beneficial owners from whom shares are held by nominees in street name.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2016, and for the period December 31, 2015, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Year Ended December 31, 2016	Year ended December 31, 2015

Statement of Operations Data:
Revenue:	$3,900	6,186

Expenses:
General and administrative	462,207	402,309

Total expenses	462,207	402,309

Net loss	$(520,886)	(447,267)

Basic and diluted net income per share	$(0.01)	(0.02)
weighted average number of common shares outstanding	40,224,747	26,051,909

Balance Sheet Data:	As of December 31, 2016	As of December 31, 2015
Cash and cash equivalents	$31,776	$44,125
Total assets	31,776	44,125
Total current liabilities	315,747	278,957
Total liabilities	315,747	278,957
Total shareholders’ deficit	283,971	234,832

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2016 and December 31, 2015 together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Since incorporation, the Company has financed its operations through private investment. We will continue to raise expansion capital through private placement or debt financing. As of December 31, 2016, we had revenues of $3,900 and had total expenses of $462,207 as compared to revenues of $6,186 and expenses of $402,309 for the period December 31, 2015. As of December 31, 2016 we had net loss of $520,886 as compared to net loss of $447,267 for the period ended December 31, 2015.

Results of Operations

As of December 31, 2016 the Company reported a decrease in revenues compared to the period ended December 31, 2015.

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

The Company’s ability to expand operations is somewhat dependent upon capital to hire additional sales representatives without additional capital. If ACRT does not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing. ACRT cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

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

Liquidity and Capital Resources

We believe we need to raise additional capital to supplement our business expansions.  The Company’s minimum capital requirements for the next twelve (12) months is $500,000.  With current revenues, the Company is able to continue business operations and with $500,000, the Company will be able to implement its expansion model.   Any funding received over and above the estimated $500,000 will accelerate the implementation of our expansion primarily by enabling us to hire additional sales representatives and to pay marketing and software development costs.   The Company plans to raise these funds through either debt or equity financing.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on us.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2016

Cash and cash equivalents	31,776
Total assets	31,776
Total liabilities	315,747
Total shareholders’ deficit	(283,971)
Total liabilities and deficit	31,776

Cash Flows from Operating Activities

We had $339,106 and $331,806 used in operating activities for the period ended December 31, 2016 and 2015, respectively. The net loss caused the cash outflow.

Cash Flows from Investing Activities

We made no cash flow from investing activities for the period ended December 31, 2016 and 2015.

Cash Flows from Financing Activities

For the period ended December 31, 2016, net cash provided by financing activities for the year ended of $286,757 resulted from sale of shares of common stock to shareholders. $40,000 was received from capital contribution. For the period ended December 31, 2015, net cash provided by financing activities for the year ended of $70,000 resulted from sale of shares of common stock to shareholders. $75,000 was received from capital contribution.

Intangible Assets

There were no intangible assets during the period January 1, 2016 through December 31, 2016.

Material Commitments

In November of 2015 the Company entered into an agreement with Carten Tech, Inc. to offer the patented Fraud Mitigation technology to our “suite” of products in the TurnScor Card platform.

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

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from December 31, 2015 through December 31, 2016.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Credit Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Credit Technologies, Inc. as of December 31, 2016 and 2015, and the related statement of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Advanced Credit Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Credit Technologies, Inc. as of December 31, 2016 and 2015, and the results of operations and cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficit of $2,061,352 as of December 31, 2016 that includes loss of $520,886 for the year ended December 31, 2016 and further losses are anticipated in the development of its business. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York

March 28, 2017

Item 8.  Financial Statements and Supplementary Data.

Advanced Credit Technologies, Inc.
Balance Sheets

	December 31,	December 31,
	2016	2015

Assets

Current Assets
Cash in bank	$31,776	$44,125
Total Assets	$31,776	$44,125

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$124,347	$62,024
Loans payable – stockholders	191,400	191,400
Convertible notes -stockholders	—	25,533
Total Current Liabilities	315,747	278,957

Total Liabilities	315,747	278,957

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value,100,000,000 shares authorized;
44,455,181 and 36,342,747 shares issued and outstanding	44,455	36,343
Additional paid in capital	1,732,926	1,269,291
Accumulated deficit	(2,061,352)	(1,540,466)
Total stockholders' deficit	(283,971)	(234,832)
Total liabilities and stockholders' deficit	$31,776	$44,125

 See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

Revenues	$3,900	$6,186
Consulting revenue	—	—
	3,900	6,186
Operating expenses
Professional fee	48,206	25,881
Research and Development	147,225	192,610
Officer's compensation	242,450	166,221
Travel and entertainment	9,358	2,634
Rent	600	1,200
Computer and internet	2,494	3,106
Telephone	196	195
Office supplies and expenses	9,946	7,979
Other operating expenses	1,732	2,483
Total operating expenses	462,207	402,309

Loss from operations	(458,307)	(396,123)

Interest expense	62,580	52,289
Other income	—	(1,145)

Provision for income taxes	—	—

Net loss	$(520,886)	$(447,267)

Loss per common share-Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	40,224,747	26,051,909

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
Statements of Stockholders' Deficit
For the Years Ended December 31, 2016 and 2015

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2014	22,061,498	$22,061	$2,600	$871,396	$(1,093,199)	$(197,142)

Proceeds from issuance of common stock	1,127,164	1,127	—	46,373	—	47,500

Shares issued for conversion of debts	10,555,000	10,555	—	249,445	—	260,000

Shares issued for subscription	2,599,085	2,600	(2,600)	—	—	—

Capital contribution for profit sharing and warrant	—	—	—	90,000	—	90,000

Beneficial Conversion	—	—	—	3,498	—	3,498

Stock Option issued for service	—	—	—	8,580	—	8,580

Net loss for the year ended December 31, 2015	—	—	—	—	(447,267)	(447,267)

Balance, December 31, 2015	36,342,747	$36,343	$—	$1,269,291	$(1,540,466)	$(234,832)

Proceeds from issuance of common stock	6,565,059	6,565	—	280,192	—	286,757

Shares issued for service	1,210,000	1,210	—	116,790	—	118,000

Shares issued for conversion of debts	337,375	337	—	26,653	—	26,990

Capital contribution for profit sharing and warrant				40,000	—	40,000

Net loss for the year ended December 31, 2016	—	—	—	—	(520,886)	(520,886)

	44,455,181	44,455	—	1,732,926	(2,061,352)	(283,971)

See accompanying notes to financial statements

Advanced Credit Technologies Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
Operating Activities
Net loss	$(520,886)	$(447,267)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock issued for services	118,000	—
Amortization of discount on notes payable	1,458	—
Accounts payable and accrued expenses	62,323	115,461
Net cash used in operating activities	(339,106)	(331,806)

Financing Activities
Proceeds from common stock issuance	286,757	70,000
Capital contribution for profit sharing and warrant	40,000	75,000
Net cash provided by financing activities	326,757	145,000

Net increase (decrease) in cash and equivalents	(12,349)	(186,806)

Cash and equivalents at beginning of the period	44,125	14,788
Cash and equivalents at end of the period	$31,776	$(172,018)

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) and the rules of the Securities and Exchange Commission.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the years ended December 31, 2016 and 2015, we expensed $147,225 and $192,610 expenditure on research and development, respectively.

During the years ended December 31, 2016 and 2015, we have capitalized external and internal use software and website development costs totaling $-0- and $-0-, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses included in the Statement of Operations for the years ended December 31, 2016 and 2015 is $0 and $0, respectively.

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

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2016 and 2015.

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

At December 31, 2016 and 2015, no potentially dilutive shares were outstanding.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. With respect to income taxes, under current guidance, when a share-based payment award such as a stock option or restricted stock unit (RSU) is granted to an employee, the fair value of the award is generally recognized over the vesting period. However, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits are recognized in additional paid-in capital (APIC) within equity, and tax deficiencies are similarly recognized in APIC to the extent there is a sufficient APIC amount (APIC pool) related to previously recognized excess tax benefits. Under the new guidance, all excess tax benefits/deficiencies would be recognized as income tax benefit/expense in the statement of income. The new ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits/deficiencies from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Relative to forfeitures, the new standard allows an entity-wide accounting policy election either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The new guidance also impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes. Additionally, the new ASU requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as financing activity (eliminating previous diversity in practice). For the Company, this standard is required effective January 1, 2017. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. The Company is currently assessing this ASU’s impact on its results of operations and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $2,061,352 as of December 31, 2016 that includes loss of $520,886 for the year ended December 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of December 31, 2016 and 2015. There were 44,455,181 and 36,342,747 shares outstanding as of December 31, 2016 and 2015, respectively.

NOTE 4 – COMMITMENTS

The Company rents office space for its main office at 871 Venetia Bay Blvd Suite #220-230 Venice, FL 34285 Monthly rent for this space is $50.00. All conditions have been met and paid by the company.

In 2015, the Company signed "Investor and Royalty and Agreement" with four parties. With the capital contributed by the four parties, the Company agrees to

1.	Pay the investor monthly residuals of 2.5% to 5% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the investor a residual in perpetuity on 2% to 5% of all "sub platform" revenue generated.

3.	Issue the investor 2,000,000 common stock purchase warrants (500,000 one year warrants with $0.05 exercise price; 500,000 two year warrants with $0.05 exercise; 500,000 three year warrants with $0.1 exercise price; 250,000 four year warrants with $0.15 exercise price; 250,000 six year warrants with $0.2 exercise price). 500,000 purchase warrants expired as of December 31, 2016.

In 2015, the Company signed "Royalty Agreement" and “Advisory Agreement” with one individual. With the consulting service provided by the individual, the Company agrees to

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:

	December 31, 2016	December 31, 2015
Liabilities
Due to related parties	$160,900	$160,900
Notes payable to related parties	$30,500	$30,500

Note Payable to Related Parties

On December 29, 2014, the Company, the Company entered into a promissory note with a shareholder in the amount of $35,000. The promissory notes is with flat interest of $9,500 payable on maturity date and $167 a day after maturity date. The maturity date is 120 days after issuance of the note. The note is currently default on December 31, 2015. The unpaid principal of the note is $30,500 on December 31, 2016 and 2015. Interest expense of the note is $61,122 and $50,249 for the years ended December 31, 2016, respectively.

The Company also issued stock option to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The fair value of the option grant estimated on the date of grant is $0 based on the Black-Scholes option-pricing model. The stock option expired on December 31, 2016.

Due to Related Parties

One shareholder of the Company advanced to the Company for operating use.  The total amount owed as of December 31, 2016 and 2015 are $160,900 and $160,900, respectively.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible notes due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $521 and $729 for the years ended December 31, 2016 and 2015, respectively.

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $937 and $1,311 for the the years ended December 31, 2016 and 2015, respectively.

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note.

All the above convertible notes were converted to 337,375 shares on November 15, 2016.

NOTE 7 – INCOME TAXES

At December 31, 2016, the Company had available federal and state net operating loss carry forwards to reduce future taxable income.  The amount available was approximately $2,061,352 federal and state purposes.   The federal and state net operating loss carry forwards begin to expire in 2028.  Given the Company's history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards.  Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

The provision for Federal income tax consists of the following:

	For the Year Ended December 31,
	2016	2015
Federal income tax benefit attributable to:
Current operations	$177,101	$152,071
Less: valuation Allowance	(177,101)	(152,071)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31	December 31
	2016	2015
Deferred tax assets attributable to:
Net operating loss carryover	$700,860	$523,758
Less: valuation Allowance	(700,860)	(523,758)
Net deferred tax assets	$-	$-

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date financial statements were issued. No events have occurred subsequent to December 31, 2016 that require disclosure or recognition in these financial statements.

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

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2016, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 24, 2017.

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

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2016, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of December 31, 2016 is as follows:

Executive Officers and Directors

Name	Age	Office	Since
Chris Jackson	52	Chief Operating Officer, President, Director	Inception
Enrico Giordano	58	Treasurer, Director	Inception
Mark Carten	54	Chief Technology Officer	2016

The term of office for each director is one year, or until the next annual meeting of the shareholders.

(c)  Identification of certain significant employees.

As of December 31, 2016, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

(d) Family relationships.

There are no family relationships between any directors and/or executive officers.

(g) Promoters and control persons.

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file.  Based on our review of the EDGAR database, we believe that all such persons have filed the required reports.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;  (ii) full, fair, accurate, timely and understandable disclosure  in reports and documents that we file with, or submit to, the SEC and in our other public communications;  (iii) compliance with applicable  governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate  person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics.  We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 871 Venetia Bay Blvd. Suite #220-230, Venice, FL. 34285.

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

For the past two years all of Mr. Giordano's time and efforts have been solely concentrated on the Company. From price point to structure as well as the marketing of the product to affiliate programs which are now ready to rolled out. These are all part of the vision along with Mr. Jackson in order to bring to market a product that is reliable, affordable and one that can help thousands upon thousands of people in today's economy. Mr. Giordano has taken no salary as a testament to his devotion and belief in the potential of the ACRT system. The Company will seek out further management to insure its success and growth.

Mark Carten.

Education

IBM Computer Sales/Technical Qualification School - Boston and New York

Florida Institute of Technology - Melbourne, Florida

New London Navy Base - Commercial Diving School - New London, Connecticut

Franklin Pierce College - Rindge, New Hampshire

American Institute for Foreign Study - Oceanographic Archeology - Athens and Rome

La Salle Academy - Providence, Rhode Island

Life/Business Experiences

Computers

Custom software:

Accounting, general business applications, manufacturing, textiles, jewelry, legal, automotive, laser engraving, photographic, graphic arts, point-of-sale, employee tracking, client/time billing, political campaigning, fuel oil billing, voice processing, IT/IP forensics, web site development, RFID, Biometrics, GRPS Tracking, Internet based kiosks, IP security systems and much more.

Software systems, packages and languages:

Windows , Windows Server, Windows Exhange, Novell, WAN/LAN, Word, Access, Excel, Visual Basic, VB.Net, SQL, HTML, JAVA, ADO, CGI, TAPI, PHP, Dreamweaver, Adobe, Peachtree, Quickbooks and many more.

Hardware:

Design, assembly and testing of desktop PC’s and rack mount systems. Board level diagnosis and repair of power supplies, motherboards, component cards, monitors, printers and other peripherals.

Communications:

Tele-communications hardware and software systems for remote computer data access, IP remote control, video conferencing, FTP, TCP/IP, Web hosting, Email hosting, VOIP telephony, Internet faxing, WiMax transmissions, duplex satellite communications, network meshing and more.

Business

Marketing concepts, print and radio advertising, internal and external sales, accounting, project management, production scheduling, trade shows, international relations and personnel management.

Travel

Well traveled in 42 states and 20 foreign countries with over 100 oversea trips (90% on business).

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

Item 11.   Executive Compensation.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2016 in all capacities.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chris Jackson, COO, Director	2016	93,779	Nil	Nil	Nil	Nil	Nil		93,779

Enrico Giordano, Treasurer, Director	2016	94,000	Nil	Nil	Nil	Nil	Nil		94,000

Mark Carten, CTO	2016	54,671	Nil	100,000*	Nil	Nil	Nil		154,671

*1,000,000 shares

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

Grants of Plan-Based Awards in 2016

We have not granted any plan-based awards to our named executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2016, our fiscal year-end.

Option Exercises and Stock Vested in 2016

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2016.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

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

Potential Payments Upon Termination or Change in Control

As of December 31, 2016, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2016

We have not granted any plan-based awards to our named executive officers, since our inception.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to ACT who own more than 5% of the outstanding common stock as of the date of this 10K filing, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name of beneficial owner	Amount of beneficial ownership	Percent Owned
Chris Jackson, President, Chief Operating Officer 871 Venetia Bay Blvd Suite #220-230 Venice, FL. 34285	5,500,000	12.372%
Enrico Giordano, Treasurer 871 Venetia Bay Blvd Suite #220-230 Venice, FL. 34285	5,000,000	11.247%
All officers and directors as a group (2)	10,500,000	23.619%

The percent of class is based on 44,455,181 shares of common stock issued and outstanding as of the date of this prospectus.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Conflict of Interest

The directors of the Company are also the executive officers of the Company as well as direct and/or beneficial shareholders of the Company and therefore are not independent directors.

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

Transactions with Related Persons

For the period ending December 31, 2016, there were no material transactions with related parties.

Promoters and Certain Control Persons

The Company has not had a promoter at any time during the last five fiscal years.

In addition, there are no parents of the Company.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2015 and December 31, 2016.

	2015	2016
Audit Fees	$7,500	$10,500
Audit-Related Fees
Tax Fees
All Other Fees

Total Audit and Audit-Related Fees	$7,500	$10,500

Item 15.   Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)

      __________

* Previously filed with the SEC as exhibits on the registrant’s Form S-1 for Registration of Securities on 10/26/2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March , 2017.

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

For the Year Ended December 31, 2016

PURSUANT TO ITEM 601 OF REGULATION S-K

Advanced Credit Technologies, Inc.

Exhibits

3.1	Articles of Incorporation, as currently in effect
3.2	Bylaws, as currently in effect
4.1	Specimen common stock certificate
31.1	302 Certification – Chris Jackson (filed herewith)
32.1	906 Certification – (filed herewith)

