Form 10-Q
period 2017-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2017-05-11
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 for the quarterly period ended March 31, 2017

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

As of March 31, 2017, there were 46,205,181 shares of the issuer’s common stock outstanding.

1

ADVANCED CREDIT TECHNOLOGIES INC

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2017

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

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

Advanced Credit Technologies, Inc
Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets
Cash in bank	$10,864	$31,776
Total Assets	$10,864	$31,776

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued expenses	$130,965	$124,347
Loans payable – stockholders	193,400	191,400
Total Current Liabilities	324,365	315,747

Total Liabilities	324,365	315,747

Commitments and Contingencies

Stockholders' Deficit
Common stock,$0.001 par value,100,000,000 shares authorized;
46,205,181 and 44,455,181 shares issued and outstanding	46,205	44,455
Additional paid in capital	1,796,176	1,732,925
Accumulated deficit	(2,155,882)	(2,061,352)
Total stockholders' deficit	(313,501)	(283,972)
Total liabilities and stockholders' deficit	$10,864	$31,776

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues	$—	$—
Consulting revenue	—	—
	—	—
Operating expenses
Professional fee	2,793	7,245
Officer's compensation	71,975	69,279
Travel and entertainment	2,498	1,523
Rent	150	—
Computer and internet	965	2,647
Office supplies and expenses	543	763
Other operating expenses	575	165
Total operating expenses	79,500	81,622

Loss from operations	(79,500)	(81,622)

Interest expense	15,030	16,654

Provision for income taxes	—	—

Net loss	$(94,530)	$(98,276)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	45,104,070	37,118,699

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net loss	$(94,530)	$(98,276)
Adjustments to reconcile net loss to
net cash used in operating activities
Stock issued for services	—	3,000
Amortization of discount on notes payable	—	1,457
Accounts payable and accrued expenses	6,618	9,923
Due to related parties	2,000	—
Net cash used in operating activities	(85,912)	(83,896)

Financing Activities
Proceeds from common stock issuance	65,000	13,475
Capital contribution for profit sharing and warrant	—	40,000
Net cash provided by financing activities	65,000	53,475

Net increase (decrease) in cash and equivalents	(18,912)	(30,421)

Cash and equivalents at beginning of the period	31,776	44,125
Cash and equivalents at end of the period	$12,864	$13,704

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K for fiscal year 2015.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. Operating results for the three month period ending March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

Net Loss per Common Share:

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2017 and December 31, 2016, the Company had $0 in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the three months ending March 31, 2017 and 2016, we expensed $0 and $0 expenditure on research and development, respectively.

During the three months ending March 31, 2017 and 2016, we have capitalized external and internal use software and website development costs totaling $0 and $0, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses included in the Statement of Operations for the three months ending March 31, 2017 and 2016 is $0 and $0, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the three months ending March 31, 2017 and 2016, the Company had not experienced impairment losses on its long-lived assets.

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

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2017 and December 31, 2016.

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

At March 31, 2017 and December 31, 2016, no potentially dilutive shares were outstanding.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $2,155,882 as of March 31, 2017 that includes loss of $94,530 for the three months ended March 31, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of March 31, 2017 and December 31, 2016. There were 46,205,181 and 44,455,181 shares outstanding as of March 31, 2017 and December 31, 2016, respectively.

NOTE 4 – COMMITMENTS

The Company rents office space for its main office at 871 Venetia Bay Blvd Suite #220-230 Venice, FL 34285 Monthly rent for this space is $50.00. All conditions have been met and paid by the company.

In 2015, the Company signed "Investor and Royalty and Agreement" with four parties. With the capital contributed by the four parties, the Company agrees to

1.	Pay the investor monthly residuals of 2.5% to 5% per month on the gross revenue after expenses generated by the Company's "primary platform" in conjunction with the Company's "TurnScor Card"

2.	Pay the investor a residual in perpetuity on 2% to 5% of all "sub platform" revenue generated.

3.	Issue the investor 2,000,000 common stock purchase warrants (500,000 one year warrants with $0.05 exercise price; 500,000 two year warrants with $0.05 exercise; 500,000 three year warrants with $0.1 exercise price; 250,000 four year warrants with $0.15 exercise price; 250,000 six year warrants with $0.2 exercise price). 500,000 purchase warrants expired as of March 31, 2017.

In 2015, the Company signed "Royalty Agreement" and “Advisory Agreement” with one individuals. With the consulting service provided by the individual, the Company agrees to

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:

	March 31, 2017	December 31, 2016
Liabilities
Due to related parties	$162,900	$160,900
Notes payable to related parties	$30,500	$30,500

Note Payable to Related Parties

On December 29, 2014, the Company, the Company entered into a promissory note with a shareholder in the amount of $35,000. The promissory notes is with flat interest of $9,500 payable on maturity date and $167 a day after maturity date. The maturity date is 120 days after issuance of the note. The note is currently default on March 31, 2017. The unpaid principal of the note is $30,500 on March 31, 2017 and December 31, 2016. Interest expense of the note is $15,030 and $15,197 for the three months ended March 31, 2017 and 2016, respectively.

The Company also issued stock option to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The fair value of the option grant estimated on the date of grant is $0 based on the Black-Scholes option-pricing model. This option has expired.

Due to Related Parties

Officer and shareholder of the Company advanced to the Company for operating use.  The total amount owed as of March 31, 2017 and December 31, 2016 are $162,900 and $160,900, respectively.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible notes due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $0 and $521 for the three months ended March 31, 2017 and 2016, respectively.

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $0 and $937 for the three months ended March 31, 2017 and 2016, respectively.

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note.

All the above convertible notes were converted to 337,375 shares on November 15, 2016.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date financial statements were issued. No events have occurred subsequent to March 31, 2017 that require disclosure or recognition in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2016. Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company Overview

Advanced Credit Technologies Inc. (“ACRT”, ‘We” or the “Company”) is a development stage technology company focused on credit management and fraud prevention. We offer a proprietary software platform under the brand name Turnscor® which allows customers to monitor and manage their credit from the privacy of their own homes. In addition, we provide banking fraud protection technology to institutional clients through the use of our CyberloQ™ technology.

 Liquidity, Capital Resources and Material Changes in Financial Condition

The following table sets forth our liquidity and capital resources as of March 31, 2017:

Cash and cash equivalents	$10,864
Total assets	$10,864
Total liabilities	$324,365
Total shareholders’ deficit	$313,501

As of March 31, 2017, our current assets were $10,864 as compared to $31,776 in current assets as of December 31, 2016.

As of March 31, 2017, our current liabilities were $324,365 as compared to $315,747 in current liabilities as of December 31, 2016. This change in the Company’s financial condition was related to increases in accounts payable and accrued interest of $8,618.

During the three months ended March 31, 2017, the Company received $65,000 of cash from financing activities compared to $53,475 for the three months ended March 31, 2016.

The Company does not currently have any revenues, and is reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. If the Company does not generate sufficient revenues to support its operations over the next twelve months, the Company will possibly need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.

We believe that the Company’s minimum capital requirements for the next twelve months is $250,000.  With $250,000, the Company is able to continue business operations and implement its expansion model. The Company plans to raise these funds through either debt or equity financing. However, there are no agreements to attain such financing in place at this time. The Company cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

There have been no material changes in the results of Company’s operations for the first quarter of 2017 as compared to the first quarter of 2016.

Company revenues were $0.00 in the three months ended March 31, 2017, and were also $0.00 for the three months ended March 31, 2016.

During the three months ended March 31, 2017, we used $85,912 of cash for operating activities compared to the use of $83,896 of cash for operating activities during the three months ended March 31, 2016. Similarly, the Company experienced a net loss from operations of $94,530 in the three months ended March 31, 2017 compared to net loss from operations of $98,276 in the three months ended March 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 1A.	Risk Factors.

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2017, the Company raised $65,000, for the operations of the Company through the unregistered sale of 1,750,000 shares of common stock.

All of the shares described above were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2). All of the purchasers of the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3.	Defaults Upon Senior Securities.

The Company is in default with respect to a note issued to a stockholder that matured on April 29, 2015. The balance of the principal of this note is $30,500. The interest totaled $15,030 for the three months ended March 31, 2017.

The Company is in default with respect to a note issued to a stockholder that matured on October 26, 2014. The balance of this note plus accrued interest totaled $162,900 as of March 31, 2017.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

For the period covered by this Form 10-Q, there was no information required to be disclosed in a report on Form 8-K that was not reported. In addition, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.	Exhibits.

Exhibit	Description
3.1(i)	Articles of Incorporation*
3.2(i)	Amended Articles of Incorporation dated May 4, 2010*
3.3(i	Amended Articles of Incorporation dated May 5, 2017**
3.4(ii)	By-Laws*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer & Principal Financial Officer.**
32.1	Section 1350 Certification of the Principal Executive Officer & Principal Financial Officer.**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.***

*	Incorporated by reference through the Registration Statement filed with the Commission on October 26, 2010 (333-170132)
**	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
***	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: May10 2017		President, COO, Principal Executive Officer and Principal Financial Officer

