Form 10-Q
period 2017-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2017-08-18
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

-----------------

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170132

Advanced Credit Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2118480 (I.R.S. Employer Identification No.)
871 Venetia Bay Boulevard, #220 Venice, Florida (Address of principal executive offices)	34285 (Zip Code)
(612)961-4536 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

SEC 1296 (01-12) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 18, 2017, there were 56,705,181 shares of the Issuer’s common stock issued and outstanding.

2

ADVANCED CREDIT TECHNOLOGIES INC

 FORM 10-Q

 FOR THE FISCAL QUARTER ENDED JUNE 30, 2017

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

 PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

Advanced Credit Technologies, Inc
Balance Sheets

	As of June 30, 2017	As of December 31, 2016

	(Unaudited)
Assets

Current assets
Cash	$168,232	$31,776
Advances Receivable	12,000	—
Total Current Assets	180,232	31,776
Total Assets	$180,232	$31,776

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued expenses	$154,065	$124,347

Loans payable – stockholders	191,400	191,400
Loans from related parties	—	—
Total Current Liabilities	345,465	315,747

Total Liabilities	345,465	315,747

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, $0.001 par value, 30,000 shares authorized; 30,000 outstanding as of 6/30/17 and 0 as of 12-31-16 respectively	30
Common stock,$0.001 par value,100,000,000 shares authorized;
56,705,181 and 44,455,181 shares issued and outstanding	52,705	44,455
in 2017 and 2016 respectively	—	—
Additional paid in capital	2,124,066	1,732,926
Accumulated deficit	(2,342,034)	(2,061,352)
Total stockholders' deficit	(165,233)	(283,971)
Total liabilities and stockholders' deficit	$180,232	$31,776

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30, 2017		June 30, 2017
	2017	2016	2017	2016

Revenues	$—	$700	$—	$700
Consulting revenue	—	—	—	—
Total Revenue	0	700	0	700

Operational Expense	—	—	—	—
Commission	206	—	—	—
Professional fee	47,534	29,375	2,793	22,130
Research and Development	1,800	115,000	—	115,000
Officer's compensation	168,944	117,934	71,975	48,805
Travel and entertainment	25,170	1,789	2,498	266
Rent	300	300	150	150
Computer and internet	788	1,365	965	861
Office supplies and expenses	4,535	3,145	543	239
Other Operating Expenses	1,116	615	576	450
Total operating expenses	250,422	269,523	79,500	187,901

Loss from operations	(250,422)	(268,823)	(79,500)	(187,201)
		—		—
Interest expense	30,260	31,851	15,030	15,197

Provision for income taxes	—	—	—	—

Net loss	$(280,682)	$(300,674)	$(94,530)	$(202,398)

Loss per common share-Basic and diluted	$(0.006)	$0.010	$(0.002)	$(0.005)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	48,127,159	38,006,429	51,050,737	38,894,159

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Statements of Cash Flows
(Unaudited)

	For the Six Month Period
	June 30, 2017
	2017		2016
Operating Activities
Net loss		$(280,682)	$(300,674)
Adjustments to reconcile net loss to
net cash used in operating activities
Advances Receivables		(12,000)
Stock issued for services		19,430	118,000
Officers Loan Paid
Amortization of discount on notes payable			1,457
Accounts Accured Interest Adjustment		—	—
Accounts payable and accrued expenses		29,708	21,669
Loan
Net cash used in operating activities		(243,544)	(159,548)

Financing Activities
Proceeds from common stock issuance		380,000	103,775
Amount Includes paid in capital Adjustment		—	—
		—	—
Capital contribution for profit sharing and warrant		—	40,000
Net cash provided by financing activities		380,000	143,775

Net increase (decrease) in cash and equivalents		136,456	(15,773)

Cash and equivalents at beginning of the period		31,776	44,125
Cash and equivalents at end of the period		$168,232	$28,352

Supplemental cash flow information:	$
Interest paid		$—	$—
Income taxes paid		$—	$—

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
Notes to Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

On February 25, 2008, Advanced Credit Technologies, Inc. (the "Company") was incorporated in the State of Nevada, that focuses on fraud prevention and credit management by using our TurnScor software platform.

The Company offers a proprietary software platform branded as CyberloQ™ which is a banking fraud prevention technology that is offered to institutional clients in order to combat fraudulent transactions and unauthorized access to customer accounts.  Through the use of a customer’s smart-phone, CyberloQ uses a multi-factor authentication system to control access to a bank card, transaction type or amount, website, database or digital service.

In addition to CyberloQ, the Company offers a proprietary software platform under the brand name Turnscor® which allows customers to monitor and manage their credit from the privacy of their own homes.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K for fiscal year 2016.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. Operating results for the six month period ending June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2017 and December 31, 2016, the Company had $0 in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the six months ending June 30, 2017 and 2016, we expensed $1800 and $25,000 expenditure on research and development, respectively.

During the six months ending June 30, 2017 and 2016, we have capitalized external and internal use software and website development costs totaling $0 and $0, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses included in the Statement of Operations for the three months ending June 30, 2017 and 2016 is $0 and $0, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the three months and six months ending June 30, 2017 and 2016, the Company had not experienced impairment losses on its long-lived assets.

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

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2017 and December 31, 2016.

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

At June 30, 2017 and December 31, 2016, no potentially dilutive shares were outstanding.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $2,342,034 as of June 30, 2017 that includes loss of $280,682 for the six months ended June 30, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern from the twelve mont period after the financial statements are available to be issued.

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of June 30, 2017 and December 31, 2016. There were 52,705,181 and 44,455,181 shares outstanding as of June 30, 2017 and December 31, 2016, respectively.

Preferred Stock

The Company has 30,000 shares of $.001 par value Series A Super Voting Preferred Stock authorized as of June 30, 2017. There were 30,000 shares of the Series A Super Voting Preferred Stock issued and outstanding as of June 30, 2017. The holders of the shares of Series A Preferred Stock are entitled to Five-Thousand (5,000) votes per share, and such shares are held by the Company's President, Vice-President, and Chief Technical Officer.

NOTE 4 – RELATED PARTY TRANSACTIONS

Related Party Loans Payable

The following is a summary of related party loans payable:

	June 30, 2017	December 31, 2016
Liabilities
Due to related parties	$160,900	$160,900
Notes payable to related parties	$30,500	$30,500

The following is a summary of related party loans payable:

Note Payable to Related Parties

On December 29, 2014, the Company, the Company entered into a promissory note with a shareholder in the amount of $35,000. The promissory notes is with flat interest of $9,500 payable on maturity date and $167 a day after maturity date. The maturity date is 120 days after issuance of the note. The note is currently default on June 30, 2017. The unpaid principal of the note is $30,500 on June 30, 2017 and December 31, 2016. Interest expense of the note is $15,130 and $15,197 for the three months ended June 30, 2017 and 2016, respectively.

The Company also issued stock option to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The fair value of the option grant estimated on the date of grant is $0 based on the Black-Scholes option-pricing model. This option has expired.

Due to Related Parties

The Company has 2 outstanding NOTES, one for $30,500 which is accruing interest in the amount of $167 per day, the second NOTE is for $160,900 and was assumed by a third party, the third party agreed to a ZERO interest NOTE. It is the Company’s intent to have both of these NOTES resolved before the end of the calender year.

NOTE 5 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible notes due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $0 and $521 for the three months ended June 30, 2017 and 2016, respectively.

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $0 and $937 for the three months ended June 30, 2017 and 2016, respectively.

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note.

All the above convertible notes were converted to 337,375 shares on November 15, 2016.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date financial statements were issued. No events have occurred subsequent to June 30, 2017 that require disclosure or recognition in these financial statements. The Company did however file an 8K on August 1, 2017. The Company acquired the intellectual property and ownership rights to CyberloQ from Carten Tech, LLC. The owner is the Company’s Chief Technology Officer, Mark Carten, the purchase was for $200,000 in cash, along with 4,000,000 shares of Common Stock.

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

Company Overview

Advanced Credit Technologies Inc. (“ACRT”, ‘We” or the “Company”) is a development stage technology company focused on fraud prevention and credit management.

The Company offers a proprietary software platform branded as CyberloQ™. While previously the Company licensed CyberloQ, in the third quarter of 2017, the Company acquired the CyberloQ technology and is now the exclusive owner of CyberloQ.

CyberloQ is a banking fraud prevention technology that is offered to institutional clients in order to combat fraudulent transactions and unauthorized access to customer accounts. Through the use of a customer’s smart-phone, CyberloQ uses a multi-factor authentication system to control access to a bank card, transaction type or amount, website, database or digital service. The mobile applications for CyberloQ have been built, and the Company is currently beta-testing the technology in the banking ecosystem.

In addition to CyberloQ, the Company offers a proprietary software platform under the brand name Turnscor® which allows customers to monitor and manage their credit from the privacy of their own homes. Although individuals can sign-up for Turnscor on their own, the Company also intends to market Turnscor to certain institutional clients, where appropriate, in conjunction with CyberloQ as a value-added benefit to offer their customers.

Liquidity, Capital Resources and Material Changes in Financial Condition

The following table sets forth our liquidity and capital resources as of June 30, 2017:

Cash and cash equivalents	$168,232
Total assets	$180,232
Total liabilities	$345,465
Total shareholders’ deficit	$165,232

As of June 30, 2017, our current assets were $180,232 as compared to $31,776 in current assets as of December 31, 2016. This increase in current assets is primarily due to increased cash from financing activities as set forth below.

As of June 30, 2017, our current liabilities were $345,465 as compared to $315,747 in current liabilities as of December 31, 2016. This change in the Company’s financial condition was related to increases in accounts payable and accrued interest of $30,260.

During the six months ended June 30, 2017, the Company received $380,000 of cash from financing activities compared to $143,775 for the six months ended June 30, 2016.

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

We believe that the Company’s minimum capital requirements for the next twelve months is $750,000.  With $750,000, the Company is able to continue business operations and implement its expansion model. The Company plans to raise these funds through either debt or equity financing. However, there are no agreements to attain such financing in place at this time. The Company cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

There have been no material changes in the results of Company’s operations for the first and second quarters of 2017 as compared to the first and second quarters of 2016.

Company revenues were $0.00 in the six months ended June 30, 2017, and as opposed to $700 for the six months ended June 30, 2016.

During the six months ended June 30, 2017, we used $243,524 of cash for operating activities compared to the use of $185,133 of cash for operating activities during the six months ended June 30, 2016. The additional operational expenses can primarily be attributed to a number of factors. For a comparison of the three month period ending June 30, 2017 to June 30, 2016 our expenses have decreased by $108,401. This is attributed to a one time research and development expense of $115,000 in 2016 compared to ZERO in 2017. We also decreased our professional fees by $19,337. We increased our expenses in the following areas, officer compensation of $23,170, in related travel, computers, and rent by $2766.

The Company paid officer compensation of $168,944 during the six months ended June 30, 2017 as opposed to $118,034 during the six months ended June 30, 2016. This increase in officer compensation was due to the Company hiring its Chief Technology Officer.

The Company paid travel expenses of $25,170 during the six months ended June 30, 2017 as opposed to $1,789 during the six months ended June 30, 2016. This increase in travel expenses was due to some officers of the Company making multiple sales trips overseas.

The foregoing increases in expenses were partially offset by a decrease in research and development costs. The Company paid research and development costs of $1,800 during the six months ended June 30, 2017 as opposed to $25,000 during the six months ended June 30, 2016. This decrease in research and development costs is primarily due to the fact that during 2016 the Company incurred certain one-time costs associated with the build-out of the mobile applications for the CyberloQTM technology.

In light of the net increase in operating expenses for the six months ended June 30, 2017 when compared to the six month period ended June 30, 2016, the Company experienced a net loss from operations of $271,252 for the six months ended June 30, 2017 as compared to net loss from operations of $200,330 for the six months ended June 30, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 1A.	Risk Factors.

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item. However, the Company does acknowledge that there are risks associated with the business of the Company.  We will be competing with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources than us. If we fail to attract and retain a large base of customers for our products, or if our competitors establish a more prominent market position relative to ours, this will inhibit our ability to grow and successfully execute our business plan. For example, Wells Fargo has introduced an "on/off” feature for their customers, Discover Card has “Freeze It” functionality, and Ondot Systems has already been operating in the mobile card security space for quite some time. However, the Company believes that the multi-purpose functionality of CyberloQ, along with its multi-purpose applications will give the Company a distinct advantage by comparison. CyberloQ can be used in the banking system to protect debit/credit cards, in the Health Care industry to protect PII ( Personal Identifying Information ) now that medical records are kept digitally, and can protect corporate data bases in any industry from outside intrusion via geo-fencing. The Company believes that these distinct features, along with the ability to “White Label” the technology for marketing partners, give the Company a distinction in the marketplace, however There can be no assurance that we will be able to successfully compete with other companies in the marketplace.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the first six months of 2017, the Company raised $379,990 for the operations of the Company through the unregistered sale of 8,050,000 shares of common stock.

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

The Company is in default with respect to a note issued to a stockholder that matured on April 29, 2015. The balance of the principal of this note is $30,500. The interest totaled $30,260 for the six months ended June 30, 2017.

The Company is in default with respect to two separate notes issued to Grandview Capital and BJ&T LLC. Both notes have matured as of October 26, 2014, and December 31, 2015. The balance of these notes plus accrued interest totals $191,400 as of June 30, 2017.

Item 4.	Other Information.

For the period covered by this Form 10-Q, there was no information required to be disclosed in a report on Form 8-K that was not reported other than the fact than the unregistered sale of 4,500,000 shares of the Company’s common stock on April 27, 2017 for a purchase price $225,000. There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 5.	Exhibits.

Exhibit	Description
3.1(i)	Articles of Incorporation*
3.2(i)	Amended Articles of Incorporation dated May 4, 2010*
3.3(i)	Amended Articles of Incorporation dated May 5, 2017**
3.4(ii)	By-Laws*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer & Principal Financial Officer.***
32.1	Section 1350 Certification of the Principal Executive Officer & Principal Financial Officer.***
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.****

*	Incorporated by reference through the Registration Statement on form S-1 filed with the Commission on October 26, 2010. (101141203)
**	Incorporated by reference through the Quarterly Report on form 10-Q filed with the Commission on May 11, 2017. (17832815)
***	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
****	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: August 18, 2017		President, COO, Principal Executive Officer and Principal Financial Officer

