Form 10-Q
period 2017-09-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2017-11-15
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

-----------------

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170132

Advanced Credit Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2118480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

871 Venetia Bay Boulevard, #220	34285
Venice, Florida	(Zip Code)
(Address of principal executive offices)

(612) 961-4536

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

, Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer”and “smaller reporting company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller Emerging Growth reporting company)	Smaller reporting company ☒

SEC 1296 (01-12) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 14, 2017 there were 59,430,181 shares of the Issuer’s common stock issued and outstanding.

As of November 14, 2017 there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

2

ADVANCED CREDIT TECHNOLOGIES INC FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2017 TABLE OF CONTENTS

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

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements.

Advanced Credit Technologies, Inc
Balance Sheets Consolidated and Condensed Statements

	As of September 30, 2017	As of December 31, 2016

	(Unaudited)
Assets

Current assets
Cash	$48,103	$31,776
Prepayment	19,206	—
Total Current Assets	67,309	31,776

Fixed Assets
Software and Computer Equipment	700,742
Total Fixed Assets	700,742
Total Assets	$768,051	$31,776

Liabilities and Stockholders' Deficit

Current Libilities
Accounts payable and accrued expenses	$165,795	$124,347

Loans payable – stockholders	30,500	191,400
Loans from related parties	150,000	—
Total Current Liabilities	346,295	315,747

Total Liabilities	346,295	315,747

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock 0.001 per value - 30,000 shares authorized;	$30
30,000 shares are issued and outstanding as of 9/30/17, zero as of 12/31/16
Common stock,$0.001 par value,100,000,000 shares authorized;
58,705,181 and 44,455,181 shares issued and outstanding	58,705	44,455
in 2017 and 2016 respectively	—	—
Additional paid in capital	2,873,066	1,732,926
Accumulated deficit	(2,510,045)	(2,061,352)
Total stockholders' deficit	421,756	(283,971)
Total liabilities and stockholders' deficit	$768,051	$31,776

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Consolidated and Condensed Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the three Months Ended
	September 30, 2017		September 30, 2016
	2017	2016	2017	2016

Revenues	$—	$2,400	$—	$1,700
Consulting revenue	—	—	—	—
Total Revenue	0	2,400	0	1,700

Operational Expense	—	—	—	—
Commission	—	—	—	—
Professional fee	52,764	35,620	5,230	6,245
Interest Expense	—	—
	44,284	141,325	42,484	26,325
Officer's compensation	214,474	192,155	45,500	74,221
Travel and entertainment	71,384	6,232	46,214	4,443
Rent	600	450	300	150
Deprecation Expense	20,008		20,008
Computer and internet	2,836	2,194	2,048	829
Office supplies and expenses	6,320	6,679	1,786	3,534
Other Operating Expenses	1,534	1,185	417	570
Total operating expenses	414,204	385,840	163,987	116,317

Loss from operations	(414,204)	(383,440)	(163,987)	(114,617)
Other Income/Expense
Gain of Settlement of Debt	10,900	—	10,900	—
Other Expenses
Interest expense	(45,389)	(47,215)	(15,130)	(15,364)
Total Other Income / Expenses	(34,489)	(47,215)	(4,230)	(15,364)
Provision for income taxes	—	—	—	—

Net loss	$(448,693)	$(430,655)	$(168,217)	$(129,981)

Loss per common share-Basic and diluted	$(0.009)	$(0.010)	$(0.003)	$(0.003)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	50,576,349	39,296,469	53,652,079	41,998,505

See accompanying notes to financial statements

Advanced Credit Technologies, Inc
Consolidated and Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Month Period
	September 30, 2017
	2017	2016
Operating Activities
Net loss	$(448,693)	$(430,655)
Adjustments to reconcile net loss to
net cash used in operating activities
Gain of Settlement of Debt	(10,900)
Depreciation	20,008
Stock issued for services	19,430	118,000
Change in Operating Assets and Liabilities
Officers Loan		1,457
Advances Receivables	(19,206)	—
Accounts payable and accrued expenses	41,448	36,783
	—	—
Net cash used in operating activities	(397,913)	(274,415)

Investmemt Activities
Software	(50,750)	0
Net Cash Provided by Investment Activities	(50,750)	0

Financing Activities
Proceeds from common stock issuance	465,000	251,275
Capital contribution for profit sharing and warrant	—	40,000
	—	—
Net cash provided by financing activities	465,000	291,275

Net increase (decrease) in cash and equivalents	16,327	16,860

Cash and equivalents at beginning of the period	31,776	44,125
Cash and equivalents at end of the period	$48,103	$60,985
	$48,103
Supplemental cash flow information:	$—
Interest paid	$—	$—
Income taxes paid	$—	$—
Non Cash Disclosures
Company issued 500,000 shares of Stock	$150,000
for retirement of debt of $150,000
Company issued 200,000 shares of Stock	$19,400
for vendor services of $19,400
Company issued 4,000,000 shares for stock	$520,000
for payment of software valued at $520,000
Company issued a note for $150,000 as	$150,000
payment for software

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. Operating results for the nine month period ending September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

On July 28. 2017 the Company reported the following to the SEC. The Company has created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company. Moving forward, any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. The Company has had no operating activity since inception. All inter-company transactions are elimination upon consolidation.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2017 and December 31, 2016, the Company had $0 in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the nine months ending September 30, 2017 and 2016, we expensed $44,284 and $141,325 expenditure on research and development, respectively.

During the nine months ending September 30, 2017 and 2016, we have Capitalized external use software and website development costs totaling $720,750 and $0, respectively. The purchase of CyberloQ from Carten Tech, consisted of $50,000 in cash, a $150,000 note payable by December 28, 2017, and a stock award of 4,000,000 shares with a fair market value of $520,000. The Company estimated useful life of costs capitalized is evaluated for each specific project and ranges from six to fifteen years.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses included in the Statement of Operations for the nine months ending September 30, 2017 and 2016 is $0 and $0, respectively.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the three months and nine months ending September 30, 2017 and 2016, the Company had not experienced impairment losses on its long-lived assets.

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

The Company has adopted FASB ASC 820-10, "Fair Value Measurements and Disclosures." FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

-             Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

-            Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-             Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2017 and December 31, 2016.

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

At September 30, 2017 and September 2016, no potentially dilutive shares were outstanding.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $2,510,045 as of September 30, 2017 that includes loss of $448,693 for the nine months ended September 30, 2017 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern from the twelve month period after the financial statements are available to be issued.

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value Common stock authorized as of September 30, 2017 and December 31, 2016. There were 58,705,181 and 44,455,181 shares outstanding as of September 30, 2017 and December 31, 2016, respectively. The common stock activity included the following: 14,250,000 shares were issued for the three quarters of 2017. Of this amount 500,000 shares were issued for the retirement of the $150,000 debt  and accrued interest, 4,000,000 shares were issued for the software acquired from Carten Tech LLC,it is noted that Carten Tech, LLC. Is controlled by a related party. 200,000 Shares were issued for services obtained and 9,550,000 shares were purchased and issued for $465,000.

Preferred Stock

The Company has 30,000 shares of $.001 par value Series A Super Voting Preferred Stock authorized as of September 30, 2017.  There were 30,000 shares of the Series A Super Voting Preferred Stock issued and outstanding as of September 30, 2017.  The holders of the shares of Series A Preferred Stock are entitled to Five-Thousand (5,000) votes per share, and such shares are held by the Company's President, Vice-President, and Chief Technical Officer.

NOTE 4 – RELATED PARTY TRANSACTIONS
Related Party Loans Payable
The following is a summary of related party loans payable:

	September 30, 2017	December 31, 2016
Liabilities
Loans payable - stockholders	$30,500	$191,400
Loans from related parties	$150,000	$0

The following is a summary of related party loans payable: Loans Payable -

Stockholders

On December 29, 2014, the Company entered into a promissory note with a shareholder in the amount of $35,000. The promissory note is with flat interest of $9,500 payable on maturity date and $167 a day after maturity date. The maturity date is 120 days after issuance of the note. The note is currently default on September 30, 2017. The unpaid principal of the note is $30,500 on September 30, 2017 and December 31, 2016. Interest expense of the note is $45,389 and $47,215 for the nine months ended September 30, 2017 and 2016, respectively.

The Company also issued stock option to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The fair value of the option grant estimated on the date of grant is $0 based on the Black-Scholes option-pricing model. This option has expired.

On June 25th the Company entered into a promissory note with a shareholder in the amount of $150,000. The note matured on October 26, 2014. Interest expense on the note was $0.00 and $0.00 for the nine months ended September 30, 2017 and 2016, respectively. In the third quarter of 2017, the Company issued 500,000 shares of common stock to the shareholder in full and final payment of the note.

On October 26, 2013, the Company entered into a promissory note with a shareholder in the amount of $150,000. The note matured on October 26, 2014. In the third quarter of 2017, the Company issued 500,000 shares of common stock to the shareholder in full and final payment of the note and realized a gain on settlement of $10,900.

Loans From Related Parties

As part of the consideration for the Company’s acquisition of the Cyberloq™ technology, the Company agreed to pay $150,000 within 150 days after the closing, and a note in the amount of $150,000 was signed at closing. The note does not incur interest and matures on December 28, 2017.

NOTE 5 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible notes due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $0 and $521 for the nine months ended September 30, 2017 and 2016, respectively.

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The interest resulting from amortization of discount on notes is $0 and $937 for the nine months ended September 30, 2017 and 2016, respectively.

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note.

All the above convertible notes were converted to 337,375 shares on November 15, 2016.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date financial statements were issued. No events have occurred subsequent to September 30, 2017 that require disclosure or recognition in these financial statements other than the fact subsequent to September 30, 2017.The Company sold an additional 725,000 shares from the end of the third quarter dated September 30, 2017 to Date of filing.

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

Company Overview

Advanced Credit Technologies Inc. (“ACRT”, ‘We”or the “Company”) is a development stage technology company focused on fraud prevention and credit management.

The Company offers a proprietary software platform branded as CyberloQ™ . While previously the Company licensed CyberloQ, in the third quarter of 2017, the Company acquired the CyberloQ technology and is now the exclusive owner of CyberloQ.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

The following table sets forth our liquidity and capital resources as of September 30, 2017:

Cash and cash equivalents	$48,103
Total assets	$ 150,864
Total liabilities	$ 592,643
Total shareholders’deficit	$ (421,756)

As of September 30, 2017, our current assets were $768,051 as compared to $31,776 in current assets as of December 31, 2016.

As of September 30, 2017, our current liabilities were $346,295 as compared to $315,747 in current liabilities as of December 31, 2016.

As of September 30, 2017, our total assets were $768,051 as compared to $31,776 in total assets as of December 31, 2016. This increase in total assets is primarily due to the Company’s acquisition of the Cyberloq™ technology in the third quarter of 2017.

During the nine months ended September 30, 2017, the Company received $465,000 of cash from financing activities compared to $291,275 for the nine months ended September 30, 2016.

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

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

There have been no material changes in the results of Company’s operations for the first and second quarters of 2017 as compared to the first and second quarters of 2016.

Company revenues were $0.00 in the nine months ended September 30, 2017, and as opposed to $2,400 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we used $397,913 of cash for operating activities compared to the use of $274,415 of cash for operating activities during the nine months ended September 30, 2016. The additional operational expenses can primarily be attributed to a number of factors.

The Company paid officer compensation of $214,474 during the nine months ended September 30, 2017 as opposed to $192,155 during the nine months ended September 30, 2016. This increase in officer compensation was due to the Company hiring its Chief Technology Officer and issued 4,000,000 shares at a value of ($0.13) thirteen cents per share.

The Company paid travel expenses of $71,384 during the nine months ended September 30, 2017 as opposed to $6,232 during the nine months ended September 30, 2016. This increase in travel expenses was due to some officers of the Company making multiple sales trips overseas.

The Company had a depreciation expense of $20,008 as of September 30, 2017 compared to $0 during the nine months ended September 30, 2016. This increase in depreciation was due to the Company’s acquisition of the CyberloQ™ technology.

The foregoing increases in expenses were partially offset by a decrease in research and development costs. The Company paid research and development costs of $44,284 during the nine months ended September 30, 2017 as opposed to $141,325 during the nine months ended September 30, 2016. This decrease in research and development costs is primarily due to the fact that during 2016 the Company incurred certain one-time costs associated with the build-out of the mobile applications for the CyberloQTM technology.

In light of the net increase in operating expenses for the nine months ended September 30, 2017 when compared to the nine month period ended September 30, 2016, the Company experienced a net loss from operations of $448,693 for the nine months ended September 30, 2017 as compared to net loss from operations of $430,665 for the nine months ended September 30, 2016.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 1A.	Risk Factors.

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item. However, the Company does acknowledge that there are risks associated with the business of the Company. We will be competing with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources than us. If we fail to attract and retain a large base of customers for our products, or if our competitors establish a more prominent market position relative to ours, this will inhibit our ability to grow and successfully execute our business plan. For example, Wells Fargo has introduced an "on/off”feature for their customers, Discover Card has “Freeze It”functionality, and Ondot Systems has already been operating in the mobile card security space for quite some time. However, the Company believes that the multi-purpose functionality of CyberloQ, along with its multi-purpose applications will give the Company a distinct advantage by comparison. CyberloQ can be used in the banking system to protect debit/credit cards, in the Health Care industry to protect PII ( Personal Identifying Information ) now that medical records are kept digitally, and can protect corporate data bases in any industry from outside intrusion via geo-fencing. The Company believes that these distinct features, along with the ability to “White Label”the technology for marketing partners, give the Company a distinction in the marketplace, however There can be no assurance that we will be able to successfully compete with other companies in the marketplace.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2017, the Company raised $85,000 for the operations of the Company through the unregistered sale of 1,500,000 shares of common stock.

In the third quarter of 2017, the Company issued 500,000 shares of common stock to a shareholder in full and final payment a note that matured on October 26, 2014.

In the third quarter of 2017, the Company issued 4,000,000 shares of common stock were issued in connection with the Company’s acquisition of the CyberloQ™ technology

In the fourth quarter of 2017, the Company issued 725,000 shares of common stock to four shareholders.

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

The Company is in default with respect to a note issued to a stockholder that matured on April 29, 2015. The balance of the principal of this note is $30,500. The interest totaled $45,390 for the nine months ended September 30, 2017.

The Company is in default with respect to a note issued to a stockholder that matured on October 26, 2014. The balance of this note plus accrued interest totaled $196,295 as of September 30, 2017.

Item 4.	Other Information.

For the period covered by this Form 10-Q, there was no information required to be disclosed in a report on Form 8-K that was not reported other than the fact than the unregistered sale of 4,500,000 shares of the Company’s common stock on April 27, 2017 for a purchase price $225,000 and 4,000,000 shares issued for the purchase of technology to Carten Tech LLC. There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: November 14, 2017		President, COO, Principal Executive Officer and Principal Financial Officer

