Form 10-K
period 2017-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2018-03-29
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

-----------------

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170132

Advanced Credit Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2118480 (I.R.S. Employer Identification No.)
871 Venetia Bay Boulevard, #202 Venice, Florida (Address of principal executive offices)	34285 (Zip Code)
(612)961-4536 (Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

As of the date of this filing, there were 62,542,181 shares of the Issuer’s common stock issued and outstanding and held by approximately 116 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 47,192,181 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $755,074.

Advanced Credit Technologies, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2017

INDEX

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements related to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	General economic and industry conditions;
●	Our history of losses, deficits and negative operating cash flows;
●	Our limited operating history;
●	Industry competition;
●	Environmental and governmental regulation;
●	Protection and defense of our intellectual property rights;

●	Reliance on, and the ability to attract, key personnel;
●	Other factors including those discussed in "Risk Factors" in this annual report on Form 10-K and our incorporated documents.

You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report after the date of filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this annual report or elsewhere might not occur.

In this annual report on Form 10-K, the terms "ACRT," "Company," "we," "us" and "our" refer to Advanced Credit Technologies, Inc. and its wholly-owned subsidiary CyberloQ Technologies, LTD.

Item 1. Business

Company History

Advanced Credit Technologies Inc. (“ACRT”, ‘We”or the “Company”) was incorporated in Nevada on February 5, 2008. The Company has never been the subject of any bankruptcy, receivership or similar proceeding. The Company has never been involved in any material reclassification, merger, or consolidation.

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has not generated any revenue for the Company.

Current Overview of the Company

ACRT is a development-stage technology company focused on fraud prevention and credit management.

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

In addition to CyberloQ, the Company offers a web-based proprietary software platform under the brand name Turnscor® which allows customers to monitor and manage their credit from the privacy of their own homes. Although individuals can sign-up for Turnscor on their own, the Company also intends to market Turnscor to certain institutional clients, where appropriate, in conjunction with CyberloQ as a value-added benefit to offer their customers.

Moreover, on March 30, 2017 the Company entered into an Agreement with Swiss Venture Trust, a subsidiary of XCELL Security House, S.A. of Lausanne, Switzerland whose President, Lynnwood Farr, is a member of the Company’s Board of Directors. The equity exchange and revenue sharing agreements entered into between the two companies are currently in the process of being renegotiated, and the renegotiated terms of such contracts will be disclosed when finalized.

The Company currently has three full-time employees -- its President, Vice-President and Chief Technology Officer. There are no other employees of the Company at this time.

Item 1A.	Risk Factors

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item. However, the Company does acknowledge that there are risks associated with the business of the Company. We will be competing with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources than us. If we fail to attract and retain a large base of customers for our products, or if our competitors establish a more prominent market position relative to ours, this will inhibit our ability to grow and successfully execute our business plan. For example, Wells Fargo has introduced an "on/off” feature for their customers, Discover Card has “Freeze It” functionality, and Ondot Systems has already been operating in the mobile card security space for quite some time. However, the Company believes that the multi-purpose functionality of CyberloQ, along with its multi-purpose applications will give the Company a distinct advantage by comparison. CyberloQ can be used in the banking system to protect debit/credit cards, in the Health Care industry to protect PII ( Personal Identifying Information ) now that medical records are kept digitally, and can protect corporate data bases in any industry from outside intrusion via geo-fencing. The Company believes that these distinct features, along with the ability to “White Label” the technology for marketing partners, give the Company a distinction in the marketplace. However, there can be no assurance that we will be able to successfully compete with other companies in the marketplace.

Item 1B.	Unresolved Staff CommentS

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 2. Properties

ACRT’s virtual corporate office is located in the Gulf Coast Executive Business Center at 871 Venetia Bay Blvd Suite #202 Venice, FL 34285 and our telephone number is 612-961-4536. Rent is $50 per month including phone and internet.

ACRT does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

The Company is not currently a party to any legal proceedings. Nor is the Company a party to any administrative proceedings.

In addition, ACRT’s officers and directors have not been convicted in any criminal proceedings nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of securities or banking activities.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

Our common stock currently trades on the OTC Bulletin Board under the symbol “ACRT.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal year 2017, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2017 was $0.26 per share. As of December 31, 2017, there were 116 shareholders of record of our common stock.  This number does not include beneficial owners from whom shares are held by nominees in street name.

Fiscal Year 2017	High	Low

First Quarter	$0.18	$0.08

Second Quarter	$0.20	$0.09

Third Quarter	$0.30	$0.10

Fourth Quarter	$0.53	$0.19

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 116 stockholders of record of our common stock on December 31, 2017.

Item 6. Selected Financial Data

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results

of Operations

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2017, our assets were $799,528 compared to $31,776 in assets as of December 31, 2016. The change in the Company’s financial condition can be attributed to two factors. First, the Company’s acquisition of the Cyberloq™ technology in July of 2017 increased the Company’s long-lived assets from zero to $670,279. The balance of the increase can be attributed to additional cash held by the Company as of the close of 2017 as well as a prepayment of $16,000 for draws paid to a salesperson against future commissions.

As of December 31, 2017, our liabilities were $205,128 compared to $315,747 in liabilities as of December 31, 2016. This change in the Company’s financial condition was due to a decrease in accounts payable and accrued expenses of $114,219 as well as a decrease in loans payable to stockholders of $141,400. These decreases were partially offset by an increase of $145,000 in loans from a company officer.

Net cash used in operating activities for the year ending December 31, 2017 was $564,077 compared to net cash used in operating activities for the year ended December 31, 2016 of $339,105. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the year ended December 31, 2017 include depreciation of $50,021 and gain on settlement of debt of $151,324.

Net cash provided by financing activities of $695,850 for the year ended December 31, 2017 was due to funds raised by issuing stock.

The Company did not have any revenues in 2017 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2018. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Year Ended December 31, 2017 and 2016

The Company experienced a net loss of $559,900 in the year ended December 31, 2017 compared to net loss of $520,886 in year ended December 31, 2016.

Since there was only a minimal change in gross revenues from 2016 to 2017 ($3,900), the increase in net loss was due to increases in operational expenses for the year ended December 31, 2017. This net increase in operating expenses of $188,497 was primarily due to increased costs related to professional fees, officer compensation, travel and entertainment costs, and depreciation. These increased operating expenses were partially offset by a decrease in research costs and the settlement of some of the Company’s debt.

The Company’s professional fee expenses were $91,523 for the year ended December 31, 2017, compared to $48,206 for the year ended December 31, 2016. This change was due to increased consulting fees related to software development.

The Company’s officer compensation expenses were $315,174 for the year ended December 31, 2017, compared to $242,450 for the year ended December 31, 2016. This increase was primarily due to the Company entering into a new employment contract with its Chief Technology Officer in 2017.

The Company’s travel and entertainment expenses were $88,368 for the year ended December 31, 2017, compared to $9,358 for the year ended December 31, 2016. This increase was due to a higher level of marketing, sales and business development activities during 2017.

The Company’s depreciation expense was $50,021 for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016. This increase was related to the acquisition of the Cyberloq® technology in July of 2017.

The Company’s research and development expenses were $76,673 for the year ended December 31, 2017, compared to $147,225 for the year ended December 31, 2016. This decrease in research and development costs is primarily due to the fact that during 2016 the Company incurred certain one-time costs associated with the build-out of the mobile applications for the Cyberloq™ technology.

The Company’s income from the settlement of debt was $151,324 for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016. This increase was due to the Company settling debt with a creditor.

As indicated previously, the Company did not have revenues in 2017, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2018 will be highly-dependent upon the Company’s ability to enter into material contracts with customers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements are set forth below beginning on page F-1 of this Form 10-K.

Item 9. CHANGES in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2017, but not reported.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers, as of the date of this filing, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Mark Carten	65	CTO & Director	April 19, 2017
Lynnwood Farr	76	Director	March 30, 2017
Enrico Giordano	59	Vice President & Director	Inception
Christopher Jackson	53	President, Sec., Treas. & Director	Inception
Rex Schuette	68	Director	September 25, 2017

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors.

(c)        Identification of certain significant employees.

As of December 31, 2017, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

(d)       Family relationships.

There are no family relationships between any directors and/or executive officers.

(e)       The business experience of the directors and executive officers.

Mark Carten. Mr. Carten is an owner of CartenTech, LLC and has been the driving force behind his company which has: developed communication kiosks for airports and military bases in Europe; developed photographic, computer hardware and software systems for counter intelligence uses in multiple countries for various government agencies, developed 3D laser measuring systems for the fiber optic and plastic injection molding industries; and developed over one-hundred websites and on-line database systems for various clients in the both the United States and Europe. Mr. Carten is the developer of the Company’s CyberloQ™ technology as well.

Lynnwood Farr. Mr. Farr brings a long and distinguished business acumen to the Company’s Board of Directors, and has been a leader in multiple industries over his storied career. Starting with General Dynamics of Canada as head of security in the mid 1960’s, Mr. Farr advanced himself all the way to CEO of General Dynamics of Canada by the 1980’s. Mr. Farr also directed Victor Shipbuilding in Canada, where he served as CEO and had oversight responsibility for the building of multi-million dollar submarines from start to finish procurement. His attention to detail has always been a big part of his success, and he received the highest of military security clearances during his tenures. More recently, Mr. Farr has served as the Chairman and President of XCELL since 2007, and he is the current President of SVT as well.

Enrico Giordano. Mr. Giordano is a founder and holds a BA degree in Mass Communications from the University of South Florida and has excelled in Mass Communication Law as his elective studies. Mr. Giordano has been a consultant for over 20 years and has worked with various types of deal structures, from helping structure the proposed sale and relocation of an NBA franchise to working with a structure on e-business companies and the web integration field that included associations with executives of corporations such as Compaq, Digital Equipment Corp., Apple Computer, VisiCorp, Fortress Technologies and IBM. From 2006 through 2007, Mr. Giordano worked on a consulting basis for SellaVision, Inc., a company involved with the infomercial and electronic retailing industry. From 2008 until present, has also been instrumental in structuring and negotiating on behalf of the Company. Mr. Giordano has already been successful in creating alliances that can be significant to the Company's future growth potential. Mr. Giordano will devote most of his time to this effort, thus helping ensure the success of ACT. For the past two years all of Mr. Giordano's time and efforts have been solely concentrated on the Company. From price point to structure as well as the marketing of the product to affiliate programs which are now ready to be rolled out. These are all part of the vision along with Mr. Jackson in order to bring to market a product that is reliable, affordable and one that can help thousands upon thousands of people in today's economy.

Chris Jackson. Mr. Jackson is a founder and has served as the President and Chief Operating Officer since inception. Mr. Jackson attended Texas Lutheran University while seeking a degree in Marketing. He has been in sales management for the better part of 15 years. Mr. Jackson ran several automotive dealerships sales departments and has a keen awareness of the credit markets importance. During the past four years, Mr. Jackson has been involved with all aspects of the credit management software industry. From 2006 to 2007, Mr. Jackson worked for Mortgage Credit Specialists and since that time, has overseen the construction and implementation of company's technology platform. His personal hands on experience in the industry is key to the Company’s long-term success and growth strategies. Mr. Jackson’s main focus will be the implementation of sales strategies for growing the Company’s revenues. Mr. Jackson devotes 100% of his time to revenue generation and sales support within the Company.

Rex Schuette. Mr. Schuette’s vast experience and knowledge in the financial services sector will be instrumental in guiding the Company forward with its banking relationships. Mr. Schuette was an Executive Vice President and Chief Financial Officer of United Community Banks, Inc. (“United”) for the past 16 years until his recent retirement in May of 2017. United is one of the largest full-service banks in the Southeast region of the United States, with over 168 offices and over $11 billion in assets. While at United, Mr. Schuette managed and directed all accounting, financial and reporting activities for the bank, and was also responsible for mergers and acquisitions, investor relations, strategic and capital planning. Prior to his time at United, Mr. Schuette spent sixteen years at State Street Corporation, a global financial services company, where he served as the company’s Senior Vice President and Chief Accounting Officer. Mr. Schuette has also served as the Chief Financial Officer of Bank One (Lead Bank), Deputy Comptroller of Harris Trust Savings Bank, and Assistant Controller of the National Bank of Detroit. The knowledge and experience that Mr. Schuette brings to the Board will be an important and strategic component of the Company’s continued growth in the banking industry, both domestically and abroad.

 (f)  Involvement in certain legal proceedings.

None.

(g)       Promoters and control persons.

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, We believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2017.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;  (ii) full, fair, accurate, timely and understandable disclosure  in reports and documents that we file with, or submit to, the SEC and in our other public communications;  (iii) compliance with applicable  governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate  person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics.  We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 871 Venetia Bay Boulevard, #202, Venice, Florida 34285.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company's executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Instv. Plan Comp.	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson President, Secretary, Treasurer & Director (PEO & PFO)	2017	$90,000	$23,678	$0.00(1)	$0.00	$0.00	$0.00	$0.00	$113,678
	2016	$93,779	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$93,779
Mark Carten CTO & Director	2017	$90,000	$4,985	$0.00(1)	$0.00	$0.00	$0.00	$0.00	$ 99,985
	2016	$54,671	$0.00	$100,000	$0.00	$0.00	$0.00	$0.00	$154,671
Enrico Giordano VP & Director	2017	$90,000	$16,510	$0.00(1)	$0.00	$0.00	$0.00	$0.00	$106,510
	2016	$94,000	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$94,000

 (1)                The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all provide that so long as they are in continuous service to the Company, on each annual anniversary date of their employment agreements they shall be issued 100,000 shares of the Company’s common stock as an annual bonus. However, no such awards were issued in 2017 as the first anniversary of the employment contracts will not occur until 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company's executive officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	There are No Incentive-Based Stock Awards Outstanding

Mark Carten Chief Technical Officer	-	-	5,000,000(1)	*	#	-
Enrico Giordano Vice President	-	-	5,000,000(1)	*	#	-
Christopher Jackson President, Secretary and Treasurer	-	-	5,000,000(1)	*	#	-

 *       at 110% of the average of the closing bid price for the ten days preceding the Company’s achievement of each performance goal.

#       All of the options set forth in the above table are performance based and must be exercised within five(5) years of the date that they vest with the executive.

(1)       The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all include performance incentive stock options based upon the Company meeting certain performance conditions that can potentially result in the issuance of stock option awards of up to 5,000,000 shares each in the event that the Company reaches certain performance goals. Specifically, Mark Carten, Enrico Giordano and Christopher Jackson each shall be entitled to receive ten (10) stock option awards of 500,000 shares of the Company’s common stock each, upon the Company achieving certain milestones (the “ISO Awards”). The first ISO Award will vest upon the Company achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional ISO Award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue up to a total of 5,000,000 shares each.

Compensation of Directors

The Company has not compensated any Board members for their participation on the Board and does not have any standard or other arrangements for compensating them for such services.   The Company may issue shares of common stock or options to acquire shares of the Company’s common stock to members of the Board in consideration for their services as members of the Board.  The Company reimburses Directors for expenses incurred in connection with their attendance at meetings of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of December 31, 2017, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, "beneficial ownership" includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 61,982,181 beneficially owned shares of common stock outstanding as of December 31, 2017, and 30,000 beneficially owned shares of preferred stock outstanding on December 31, 2017. The address of each director and executive officer listed below is c/o Advanced Credit Technologies, Inc., 5871 Venetia Bay Boulevard, #202, Venice, Florida 34285.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Mark Carten(1)(2)	5,000,000	8.0%	10,000	33.33%

Directors & Officers	Lynnwood Farr	0	*	0	*

Directors & Officers	Enrico Giordano(2)	5,000,000	8.0%	10,000	33.33%

Directors & Officers	Christopher Jackson(2)	5,500,000	8.8%	10,000	33.33%

Directors & Officers	Rex Schuette(3)	2,525,000	4.0%	0	*

	Officers & Directors as a group (5 persons)	18,025,000	28.8%	30,000	100%

5% Shareholders	Peter Lacey 81 Burnwaite Rd London SW65BQ United Kingdom	4,500,000	7.2%	0	*

* Represents less than 1%

The preferred shareholders vote together with the common stock as a single class and the holders of the preferred stock are entitled to 5,000 votes per share.

(1)                Includes 4,000,000 shares of Common Stock held by Carten Tech LLC, of which Mark Carten has voting and dispositive control.

(2)       The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all include performance incentive stock options based upon the Company meeting certain performance conditions that can potentially result in the issuance of stock option awards of up to 5,000,000 shares each in the event that the Company reaches certain performance goals. Specifically, Mark Carten, Enrico Giordano and Christopher Jackson each shall be entitled to receive ten (10) stock option awards of 500,000 shares of the Company’s common stock each, upon the Company achieving certain milestones (the “ISO Awards”). The first ISO Award will vest upon the Company achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional ISO Award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue up to a total of 5,000,000 shares each. The shares vest at 110% of the average closing bid price and must be exercised within five(5) years of the vesting date.

(3)       Rex Schuette also holds two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expires on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expires on June 28, 2019.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2017, the Company had equity compensation plans with Mark Carten, Enrico Giordano and Christopher Jackson. A summary table of the potential share issuances based upon these plans is set forth below:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	15,000,000	*	1,000,000
Equity Compensation Plans Not Approved by Security Holders	0	n/a	0
Total	15,000,000	*	1,000,000

*       The 15,000,000 in options set forth in the above table are exercisable at 110% of the average of the closing bid price for the ten days preceding the Company’s achievement of each performance goal and must be exercised within five(5) years of the vesting date.

The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2017, and it is unknown whether or not the Company will meet the requisite performance conditions in 2018. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

For the period ending December 31, 2017, there was one transaction with a related person. On July 28, 2017, the Company acquired the CyberloQ™ banking fraud prevention technology (the “Technology”) from CartenTech LLC along with all intellectual property rights associated with the Technology. The owner of CartenTech LLC is Mark Carten, the inventor of the Technology. Mark Carten is also a director and the Chief Technology Officer of Advanced Credit Technologies, Inc. As consideration for the acquisition of the Technology, CartenTech received: (a) a payment of $50,000 at closing, (b) payment of $150,000 within 150 days after the closing (which due date was later extended to 330 days after the closing), and (c) 4,000,000 shares of the Company’s common stock.

Promoters and Certain Control Persons

The Company has not had a promoter at any time during the last five fiscal years.

In addition, there are no parents of the Company.

Director Independence

The directors of the Company are also the executive officers of the Company as well as direct and/or beneficial shareholders of the Company and therefore are not independent directors. Members of the Company's management may become associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to the Company's affairs as is reasonably needed.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so.

In addition, on November 2, 2017, the Company formally adopted a Related-Party Transactions Policy whereby the officers and directors of the Company are required to report to the Board of Directors any activity that would cause or appear to cause a conflict of interest on his or her part. All related-party transactions are subject to review, approval or ratification in accordance with the Related-Party Transactions Policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Effective May 19, 2017, the Company dismissed Yichien Yeh, CPA (“Yeh”) as the Company’s independent registered public accounting firm. Contemporaneous with the dismissal of Yeh, the Company engaged Fruci & Associates II, PLLC, 802 N. Washington, Spokane, Washington 99201, as its independent registered public accounting firm for the fiscal year ended December 31, 2017.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2016 and December 31, 2017.

	2016	2017
Audit Fees	$10,500.00	$13,796.00
Audit-Related Fees	$0.00	$0.00
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00
Total:	$10,500.00	$13,796.00

PART IV

ITEM 15. EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description
3.1(i)	Articles of Incorporation*
3.2(i)	Amended Articles of Incorporation dated May 4, 2010*
3.3(i)	Amended Articles of Incorporation dated May 5, 2017**
3.4(ii)	By-Laws***
14.1	Code of Ethics***
14.2	Related-Party Transactions Policy***
14.3	Anti-Corruption Policy***
16.1	Letter re Change in Certifying Accountant ****
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer & Principal Financial Officer.*****
32.1	Section 1350 Certification of the Principal Executive Officer & Principal Financial Officer.*****
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.******

*	Incorporated by reference through the Registration Statement on form S-1 filed with the Commission on October 26, 2010. (101141203)
**	Incorporated by reference through the Quarterly Report on form 10-Q filed with the Commission on May 11, 2017. (17832815)
***	Incorporated by reference through the Current Report on form 8-Q filed with the Commission on November 6, 2017.
****	Incorporated by reference through the Current Report on form 8-Q filed with the Commission on May 19, 2017.

*****	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
******	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date:		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date:		Mark Carten, Director

	By:	/s/ Lynnwood Farr
Date:		Lynnwood Farr, Director

	By:	/s/ Enrico Giordano
Date:		Enrico Giordano, Director

	By:	/s/ Christopher Jackson
Date:		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date:		Rex Schuette, Director
15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Credit Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Credit Technologies, Inc. as of December 31, 2016, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016. Advanced Credit Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Credit Technologies, Inc. as of December 31, 2016, and the results of operations and cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Yichien Yeh, CPA

Oakland Gardens, New York

March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Credit Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Advanced Credit Technologies, Inc. as of December 31, 2017 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to herein as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Advanced Credit Technologies, Inc. as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained cumulative operating losses since inception, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, WA
March 29, 2018

Advanced Credit Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2017	December 31, 2016
Current Assets
Cash	$112,799	$31,776
Advanced Commissions	16,000	—
Total Current Assets	128,799	31,776
Fixed Assets
Software and Computer Equipment, Net	670,728	—
Total Fixed Assets	670,728	—
Total Assets	$799,527	$31,776
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued expenses	$10,128	$124,347
Loans payable – stockholders	50,000	191,400
Loans from related parties	145,000	—
Total Current Liabilities	205,128	315,747
Total Liabilities	205,128	315,747
Commitments and Contingencies	—	—
Stockholders’ Equity (deficit)
Common Stock: $0.001 par value; 100,000,000 shares authorized; 61,982,181 and 44,455,181 shares issued and outstanding as of December 31, 2017 and December 31, 2016 respectively	61,982	44,455
Preferred Stock $0.001 per value - 30,000 shares authorized; 30,000 shares issued and outstanding	30	—
Shares to be issued: 150,000 Common Stock	12,000	—
Additional paid in capital	3,141,639	1,732,926
Accumulated deficit	(2,621,252)	(2,061,352)
Total Stockholders’ Equity (deficit)	594,399	(283,971)
Total Liabilities and Stockholders’ Equity (deficit)	$799,527	$31,776

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Twelve Months Ended
	December 31
	2017	2016
Revenue
Consulting revenue	$—	$3,900
Total Revenue	—	3,900
Operational Expense
Professional fee	91,523	48,206
Research	76,673	147,225
Stock Compensation Expense	12,000	—
Officers’ compensation	315,174	242,450
Travel and entertainment	88,368	9,358
Rent	600	600
Depreciation Expense	50,021	—
Computer and internet	3,530	2,494
Telephone	—	196
Office supplies and expenses	10,828	9,946
Other operating expenses	1,987	1,732
Total operating expenses	650,704	462,207
Loss from operations	(650,704)	(458,307)
Other Income (Expenses)
Gain of settlement of debt	151,324	—
Interest expense	(60,520)	(62,580)
Total Other Income (Expenses)	90,804	(62,580)
Provision for income taxes	—	—
Net Loss	$(559,900)	$(520,886)
Loss per common share - basic and diluted	$(0.011)	$(0.010)
Weighted average number of common shares outstanding - basic and diluted	52,954,326	40,224,747

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2017 and December 31, 2016

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In Capital	Accum. Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	36,342,747	36,343	-	-	-	-	1,269,291	(1,540,466)	(234,832)

Proceeds from Issuance of Stock	6,565,059	6,565	-	-	-	-	280,192	-	286,757

Shares issued for service	1,210,000	1,210	-	-	-	-	116,790	-	118,000

Shares issued for conversion of debts	337,375	337	-	-	-	-	26,653	-	26,990

Capital contribution for profit-sharing & warrant	-	-	-	-	-	-	40,000	-	40,000

Net loss for year ended December 31, 2016	-	-	-	-	-	-	-	(520,886)	(520,886)

Balance as of December 31, 2016	44,455,181	44,455	-	-	-	-	1,732,926	(2,061,352)	(283,971)

Proceeds from Issuance of Common Stock	12,677,000	12,677	-	-	-	-	688,173	-	700,850

Unissued Common Stock	-	-	150,000	12,000	-	-	-	-	12,000

Preferred Stock	-	-	-	-	30,000	30	-	-	30

Shares issued for software	4,000,000	4,000	-	-	-	-	516,000	-	520,000

Shares issued for services	350,000	350	-	-	-	-	55,040	-	55,391

Shares issued for conversion of debt	500,000	500	-	-	-	-	149,500	-	150,000

Net loss for year ended December 31, 2017	-	-	-	-	-	-	-	(559,900)	(559,900)

Balance as of December 31, 2017	61,982,181	61,982	150,000	12,000	30,000	30	3,141,639	(2,621,252)	594,399

Advanced Credit Technologies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended
December 31
	2017	2016
OPERATING ACTIVITIES
Net loss	$(559,900)	$(520,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain of settlement of debt	(151,324)	—
Depreciation	50,021	—
Stock Compensation	31,421	118,000
Advanced Commissions	(16,000)	—
Change in Operating Assets and Liabilities:
Accrued Interest	—	—
Amortization of Discount on Notes Payable	—	1,458
Accounts payable and accrued expenses	81,705	62,323
Net cash used in operating activities	(564,077)	(339,105)
INVESTING ACTIVITIES
Software	(50,750)	—
Net cash used by investing activities	(50,750)	—
FINANCING ACTIVITIES
Proceeds from common stock issuance	700,850	286,757
Repayment on principal of note	(5,000)	—
Capital contribution for profit sharing and warrant	—	40,000
Net cash provided by financing activities	695,850	326,757
Net increase (decrease) in cash and cash equivalents	81,023	(12,349)
Cash and cash equivalents at beginning of the period	31,776	44,125
Cash and cash equivalents at end of the period	$112,799	$31,776
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	—	—
Income taxes paid	—	—
NON-CASH DISCLOSURES
Note #1 - Company issued 500,000 shares of Stock for Retirement of debt of $150,000.	$150,000
Note #2 – Company rolled over $19,500 as part of a current note of $50,000.	$19,500
Note #3: Company issued 4,000,000 shares for stock for payment of software valued at $520,000.	$520,000
Note #4 - Company issued a note for $150,000 as payment for software.	$150,000
Note #5 - Company issued 150,000 shares of common stock in exchange for settlement of $15,000 of accounts payable.	$15,000

See accompanying notes to financial statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

ACRT (“ACRT”, ‘We”or the “Company”) is a development-stage technology company focused on fraud prevention and credit management.

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

In addition to CyberloQ, the Company offers a web-based proprietary software platform under the brand name Turnscor® which allows customers to monitor and manage their credit from the privacy of their own homes. Although individuals can sign-up for Turnscor on their own, the Company also intends to market Turnscor to certain institutional clients, where appropriate, in conjunction with CyberloQ as a value-added benefit to offer their customers.

Moreover, on March 30, 2017 the Company entered into an Agreement with Swiss Venture Trust, a subsidiary of XCELL Security House, S.A. of Lausanne, Switzerland whose President, Lynnwood Farr, is a member of the Company’s Board of Directors. The equity exchange and revenue sharing agreements entered into between the two companies are currently in the process of being renegotiated, and the renegotiated terms of such contracts will be disclosed when finalized.

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has not generated any revenue for the Company.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) and the rules of the Securities and Exchange Commission.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2017 and December 31, 2016, the Company had $0 in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the twelve months ending December 31, 2017 and 2016, we expensed $76,673 and $147,225 in expenditures on research and development, respectively.  Of the $76,673 paid in 2017, $54,000 was paid to Cartentech LLC, an entity owned & controlled by the Company’s Chief Technology Officer.

Fixed Assets

The Company records its fixed assets at historical cost. The Company expenses maintenance and repairs as incurred. Upon disposition of fixed assets, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. The Company depreciates its fixed assets over their respective estimated useful lives ranging from three to five years.

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the twelve months ending December 31, 2017 and 2016 the Company had not experienced impairment losses on its long-lived assets.

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

Segment Reporting

FASB ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all-of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The Company is not aware of uncertain tax positions.

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

At December 31, 2017 and as of December 31, 2016 the Company has 1,250,000 warrants issued that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the weighted average shares outstanding.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Stock Based Compensation

The Company adopted FASB ASC Topic 718 – Compensation – Stock Compensation (formerly SFAS 123R), which establishes the use of the fair value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  For stock-based compensation the Company recognizes an expense in accordance with FASB ASC Topic 718 and values the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $2,621,252 as of December 31, 2017 that includes a loss of $559,990 for the year ended December 31, 2017. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of December 31, 2017 and 2016.

In 2016, the Company received $286,757 in payment for 6,565,059 shares of common stock. Also in 2016, the Company issued 1,210,000 shares of common stock as compensation for services. Finally, the Company issued 337,375 shares of common stock in 2016 in exchange for the conversion of debt.

There were 44,455,181 shares of common stock issues and outstanding as of December 31, 2016. In 2017, the Company received $700,850 in payment for 12,677,000 shares of common stock. Also in 2017, the Company issued 4,000,000 shares of common stock to acquire the Cyberloq™ technology, and 350,000 shares of common stock were issued as compensation for services. Furthermore, the company issued 500,000 shares of common stock for the conversion of debt.

There were 61,982,181 shares of common stock issued and outstanding as of December 31, 2017.

Preferred Stock

The Company did not have any preferred stock prior to 2017. In April of 2017, the Company amended its articles of incorporation to create a new class of stock designated Series A Super Voting Preferred Stock consisting of thirty-thousand (30,000) shares at par value of $0.001 per share. Certain rights, preferences, privileges and restrictions were established for the Series A Preferred Stock as follows: (a) the amount to be represented in stated capital at all times for each share of Series A Preferred Stock shall be its par value of $0.001 per share; (b) except as otherwise required by law, holders of shares of Series A Preferred Stock shall vote together with the common stock as a single class and the holders of Series A Preferred Stock shall be entitled to five-thousand (5,000) votes per share of Series A Preferred Stock; and (c) in the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of assets of the Corporation to the holders of the common stock, the original purchase price paid for the Series A Preferred Stock. All 30,000 shares of the Series A Super Voting Preferred Stock were issued in 2017.

NOTE 4 – COMMITMENTS

The Company rents office space for its main office at 871 Venetia Bay Blvd Suite #202 Venice, FL 34285.  Monthly rent for this space is $50. All conditions have been met and paid by the Company.

In 2015, in conjunction with a proposed TurnScor Card platform, the Company signed three Investor Royalty and Warrant Agreements with four parties. In exchange for the funds contributed by the four parties, the Company agreed to:

1.	Pay the investors monthly residuals of 2.0% to 5% per month on the gross revenue after expenses generated by the Company's primary platform in conjunction with the Company's TurnScor Card;

2.	Pay the investors a residual in perpetuity on 2% to 5% of all sub-platform revenue generated; and

3.	Issue warrants to investors all of which have either been exercised or expired except for one individual that has two unexercised warrants: one to purchase 250,000 shares of common stock at $0.15 per share that expires in November of 2018, and another to purchase 250,000 shares of common stock at $0.20 per share that expires in November of 2019.

The Company does not plan to proceed with the TurnScor Card at this time.

NOTE 5 – RELATED PARTY TRANSACTIONS

Acquisition of Cyberloq™

During 2017 the Company acquired the CyberloQ™ banking fraud prevention technology. (the “Technology”) Pursuant to the asset purchase agreement, the prior license agreement between the Company and CartenTech LLC was terminated, and the Company is now the exclusive owner of the CyberloQ™ banking fraud prevention technology along with all intellectual property rights associated with the Technology which is copyrighted with the United States Copyright Office. The owner of CartenTech LLC is Mark Carten, who is also a director of ACRT and its Chief Technology Officer. On July 28, 2017, the Company purchased the Technology with a value of $720,000. As consideration for the acquisition of and all rights to the Technology, CartenTech LLC received: (a) payment of $50,000, (b) a note for $150,000, and (c) 4,000,000 shares of the Company’s common stock. The software is being depreciated over its useful life of seven-years in conjunciton with the Company’s amoritization policy.

Issuance of Warrants

In 2017, Rex Schuette, one of the Company’s directors, was issued two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expires on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expires on June 28, 2019. Both warrants are exerciseable at $0.20 per share, and the Company valued the warrants at $51,192. the warrants will be expensed ratably through expiration.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Year Ended December 31
	2017	2016
Loans payable - stockholders	$50,000	$191,400
Loans from related parties	$145,000	$0

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a shareholder in the amount of $35,000. In January of 2015, the shareholer partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt.

In December of 2015, the Company also issued stock options to the note holder to purchase 250,000 shares of the Company's common stock at $0.25 per share one year from the issuance date of the promissory note. The stock option was not exercised and expired on December 31, 2016.

On October 26, 2013 the Company issued a promissory note of $150,000.  The total amount owed as of September 28, 2017 was $160,900. On September 28, 2017 the total amount of $160,900 was converted to 500,000 shares of stock for a value of $150,000 and recorded other income gain of $10,900 by the Company.

Loans from Related Parties

As set forth above, during 2017 the Company acquired the intellectual property and ownership rights to CyberloQ™ from Carten Tech, LLC. The owner was the Company’s Chief Technology Officer, Mark Carten. The purchase included $50,000 in cash, note payable of $150,000, and 4,000,000 shares of Common Stock.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On September 14, 2015, the Company issued a $10,000 convertible note due on March 12, 2016 to its stockholder. The note bears no interest and is convertible to 125,000 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $1,250 and book as additional paid in capital. The principal and interest due pursuant to this note was converted into shares of the Company’s common stock on November 15, 2016.

On September 18, 2015, the Company issued a $8,990 convertible notes due on March 16, 2016 to its stockholder. The note bears no interest and is convertible to 112,375 shares at the rate of $0.08 per share per the terms of the note. There was a beneficial conversion feature associated with the note. The value of beneficial conversion feature is $2,248 and book as additional paid in capital. The principal and interest due pursuant to this note was converted into shares of the Company’s common stock on November 15, 2016.

On October 14, 2015, the Company issued a $8,000 convertible notes due on April 11, 2016 to its stockholder. The note bears no interest and is convertible to 80,000 shares at the rate of $0.1 per share per the terms of the note. The principal and interest due pursuant to this note was converted into shares of the Company’s common stock on November 15, 2016.

On June 26, 2012 the Company issued a note to a shareholder for $12,000. Principal and interest were not originally recognized on this note in 2012. On December 29, 2017 this note was converted to 150,000 shares of common stock and the Company recognized the transaction as stock compensation expense upon such conversion.

NOTE 7 – INCOME TAXES

At December 31, 2017 the Company had available federal and state net operating loss carry forwards to reduce future taxable income.  The amount available was approximately $2,621,252 federal and state purposes.   The federal and state net operating loss carry forwards begin to expire in 2028.  Given the Company's history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards.  Accordingly, the Company has recognized a valuation allowance that offests the deferred tax asset for this benefit.

FASB ASC Topic 740 – Income Taxes (formerly SFAS 109) requires that the Company establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with net operating loss carry forwards, the utilization of the Company's net operating loss carry- forward will likely be limited as a result of cumulative changes in stock ownership.  The Company has not recognized a deferred asset and, as a result, the change in stock ownership will not result in any change to the valuation allowances.  Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The provision for Federal income tax consists of the following:

	For the Year Ended December 31
	2017	2016
Federal income tax benefit attributable to:
Net operating loss	$136,491	$177,101
Less: valuation allowance	$(136,491)	$(177,101)
Provision for Federal tax benefit	$-	$-

The cumulative tax effect at the expected rate of 23.3% of significant items comprising our net deferred tax amount is as follows:

	For the Year Ended December 31
	2017	2016
Deferred tax assets attributable to:
Net operating loss carryover	$837,351	$700,860
Less: valuation allowance	$(837,351)	$(700,860)
Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for three years following the filing of such returns. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL's and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

NOTE 8 – SUBSEQUENT EVENTS

In January of 2018, the Company issued 60,000 shares of common stock as settlement of an account payable.

In February of 2018, the Company issued 500,000 shares of common stock in exchange for $50,000 pursuant to a private placement.

In December of 2017, the Company agreed to issue 150,000 shares of common stock in full satisfaction of all principal and interest due pursuant to a note. As of the date of this filing, the shares had not yet been issued.

Other than the foregoing, the Company is not aware of any subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

