Form 10-Q
period 2018-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2018-05-11
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

-----------------

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of the date of this filing, there were 63,042,181 shares of the Issuer’s common stock issued and outstanding and held by approximately 114 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

3

Advanced Credit Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended March 31, 2018

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements related to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	General economic and industry conditions;
●	Out history of losses, deficits and negative operating cash flows;
●	Our limited operating history;
●	Industry competition;
●	Environmental and governmental regulation;
●	Protection and defense of our intellectual property rights;
●	Reliance on, and the ability to attract, key personnel;
●	Other factors including those discussed in "Risk Factors" in this quarterly report on Form 10-Q and our incorporated documents.

You should keep in mind that any forward-looking statement made by us in this quarterly report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report after the date of filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this annual report or elsewhere might not occur.

In this annual report on Form 10-Q, the terms "ACRT," "Company," "we," "us" and "our" refer to Advanced Credit Technologies, Inc. and its wholly-owned subsidiary CyberloQ Technologies, LTD.

Item 1. FINANCIAL STATEMENTS

Advanced Credit Technologies, Inc.
CONDENSED BALANCE SHEETS
ASSETS	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Current assets
Cash	$46,919	$112,799
Advanced Commissions	40,146	16,000
Total Current Assets	87,065	128,799
Fixed Assets
Software and Computer Equipment, Net	640,717	670,728
Total Fixed Assets	640,717	670,728
Total Assets	$727,782	$799,527
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$19,978	$10,128
Loans Payable – Stockholders	50,000	50,000
Loans from Related Parties	120,000	145,000
Total Current Liabilities	189,978	205,128
Total Liabilities	189,978	205,128

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit)
Common stock: $0.001 par value,100,000,000 shares authorized;
63,042,181 and 61,982,181 shares issued and outstanding
as of March 31, 2018 and December 31, 2017 respectively	$63,043	$61,982
Preferred Stock $0.001 per value - 30,000 shares authorized;
30,000 shares issued and outstanding	30	30
Shares to be Issued: 150,000 Common Stock	12,000	12,000
Additional Paid in Capital	$3,288,331	$3,141,639
Accumulated Deficit	(2,825,600)	(2,621,252)
Total Stockholders' Equity (Deficit)	537,804	594,399
Total Liabilities and Stockholders' Deficit	$727,782	$799,527

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31,

	2018	2017
	(unaudited)	(unaudited)
Revenue
Consulting Revenue	$-	$-
Total Revenue	-	-

Operational Expense
Professional fee	28,814	2,793
Research	1,500	—
Stock Compensation	29,751	—
Officer's Compensation	69,989	71,975
Travel and Entertainment	15,696	2,498
Rent	150	150
Deprecation	30,013	—
Computer and Internet	2,010	965
Office Supplies and Expenses	1,875	544
Other Operating Expenses	12,550	575
Total Operating Expenses	192,348	79,500

Loss from Operations	(192,348)	(79,500)

Other Income (Expense)
Loss of Settlement of Debt	(12,000)	—
Interest	—	(15,030)

Total Other Income (Expenses)	(12,000)	(15,030)

Provision for Income Taxes	—	—

Net Loss	$(204,348)	$(94,530)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	62,849,907	45,104,070

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,

	2018	2017
OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(204,348)	$(94,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss of Settlement of Debt	12,000	—
Depreciation	30,013
Stock Compensation	29,751	—

Change in Operating Assets and Liabilities:

Advanced Commissions	(24,146)
Accounts Payable and Accrued Expenses	15,850	6,618
Due to Related Parites	—	2,000
Net Cash Used in Operating Activities	(140,880)	(85,912)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	100,000	65,000
Repayment of Note Principal	(25,000)	—
Net Cash Provided by Financing Activities	75,000	65,000

Net Increase (Decrease) in Cash and Equivalents	(65,880)	(20,912)
Cash and Equivalents at Beginning of the Period	112,799	31,776
Cash and Equivalents at End of the Period	$46,919	$10,864

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

NON-CASH DISCLOSURES
Company issued 60,000 shares of Stock	$6,000	$—
for payment of accrued expenses

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

ACRT (“ACRT”, “We” or the “Company”) is a development-stage technology company focused on fraud prevention and credit management.

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

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has not had any operating activity or generated any revenue for the Company.

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted a December 31 fiscal year end.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2018 and December 31, 2017, the Company had no in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ending March 31, 2018 and 2017, we expensed $1,500 and $0 in expenditures on research and development, respectively.  Of the $1,500 paid in 2018, none was paid to related parties.

Fixed Assets

The Company records its fixed assets at historical cost. The Company expenses maintenance and repairs as incurred. Upon disposition of fixed assets, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. The Company depreciates its fixed assets over their respective estimated useful lives ranging from three to fifteen years.

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the periods ending March 31, 2018 and December 31, 2017 the Company had not experienced impairment losses on its long-lived assets.

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

At March 31, 2018 and 2017 the Company has 1,250,000 and 0 warrants issued (respectively) that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the weighted average shares outstanding.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently not generating any revenue, however, the Company will report gross revenue and agent considerations as separate line items upon revenue receipt.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company has implemented this effective January 1, 2017. The impact on the financial statements is enhanced disclosure in the statement of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. With respect to income taxes, under current guidance, when a share-based payment award such as a stock option or restricted stock unit (RSU) is granted to an employee, the fair value of the award is generally recognized over the vesting period. However, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits are recognized in additional paid-in capital (APIC) within equity, and tax deficiencies are similarly recognized in APIC to the extent there is a sufficient APIC amount (APIC pool) related to previously recognized excess tax benefits. Under the new guidance, all excess tax benefits/deficiencies would be recognized as income tax benefit/expense in the statement of income. The new ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits/deficiencies from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Relative to forfeitures, the new standard allows an entity-wide accounting policy election either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The new guidance also impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes. Additionally, the new ASU requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as financing activity (eliminating previous diversity in practice). For the Company, this standard was adopted effective January 1, 2017, and has had no accounting effect to date because the Company has no employees.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. The Company has adopted this standard however, currently this ASU has no impact on its results of operations and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The Company has adopted this standard and this ASU has neither a retrospective nor current material impact on the Company’s condensed results of operations and financial condition, as the Company has no restricted cash.

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $2,825,600 as of March 31, 2018 that includes a loss of $559,990 for the year ended December 31, 2017. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of March 31, 2018 and December 31 2017.

During the first quarter of 2018, the Company received $100,000 in payment for 1,000,000 shares of common stock. Also during the same period, the Company issued 60,000 shares of common stock in payment of $6,000 of accrued legal fees, recognizing a loss on settlement of debt of $12,000. There were 63,042,181 shares of common stock issued and outstanding as of the period end.

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

NOTE 4 – COMMITMENTS

The Company rents office space on a month to month basis for its main office at 871 Venetia Bay Blvd Suite #202 Venice, FL 34285.  Monthly rent for this space is $50. All conditions have been met and paid by the Company.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Acquisition of Cyberloq™

During 2017 the Company acquired the CyberloQ™ banking fraud prevention technology. (the “Technology”) Pursuant to the asset purchase agreement, the prior license agreement between the Company and CartenTech LLC was terminated, and the Company is now the exclusive owner of the CyberloQ™ banking fraud prevention technology along with all intellectual property rights associated with the Technology which is copyrighted with the United States Copyright Office. The owner of CartenTech LLC is Mark Carten, who is also a director of ACRT and its Chief Technology Officer. On July 28, 2017, the Company purchased the Technology with a value of $720,000. As consideration for the acquisition of and all rights to the Technology, CartenTech LLC received: (a) payment of $50,000, (b) a note for $150,000, and (c) 4,000,000 shares of the Company’s common stock. The software is being depreciated over its useful life of six-years in conjunction with the Company’s depreciation policy.

Issuance of Warrants

In 2016 and 2017, Rex Schuette, one of the Company’s directors, was issued two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expires on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expires on June 28, 2019. Both warrants are exercisable at $0.20 per share. The Company revalued the warrants based on information that has come forward that caused a recalculation of the 1,250,000 warrants value from the $51,592 (as disclosed in the December 31, 2017 footnote) to the corrected amount $96,643. All warrants are being expensed ratably through expiration.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	March 31, 2018	December 31, 2017
Loans payable - stockholders	$50,000	$50,000
Loans from related parties	$120,000	$145,000

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a shareholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The current $50,000 note has a stated interest rate of 0% and an extended due date of March 31, 2019. See Note 7.

On October 26, 2013 the Company issued a promissory note of $150,000.  The total amount owed as of September 28, 2017 was $160,900. On September 28, 2017 the total amount of $160,900 was converted to 500,000 shares of stock for a value of $150,000 and recorded other income gain of $10,900 by the Company.

Loans from Related Parties

As set forth above, during 2017 the Company acquired the intellectual property and ownership rights to CyberloQ™ from Carten Tech, LLC. The owner was the Company’s Chief Technology Officer, Mark Carten. The purchase included $50,000 in cash, a non-interest bearing note payable of $150,000, and 4,000,000 shares of Common Stock. The balance of this note payable as of March 31, 2018 is $120,000. On January 2, 2018, the Company received an extended maturity date on this note, the new maturity date is June 23, 2018.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On June 26, 2012 the company issued a note to a shareholder for $12,000. Principal and interest were not originally recognized on this note in 2012. On December 29, 2017 this note was converted to 150,000 shares of common stock and the Company recognized the transaction as stock compensation expense upon such conversion.

NOTE 7 – SUBSEQUENT EVENTS

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

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2017. Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company History

Advanced Credit Technologies Inc. (“ACRT”, ‘We” or the “Company”) was incorporated in Nevada on February 5, 2008. The Company has never been the subject of any bankruptcy, receivership or similar proceeding. The Company has never been involved in any material reclassification, merger, or consolidation.

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has not had any operating activity or generated any revenue for the Company.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2018, the Company’s assets were $727,782 compared to $799,527 in assets as of December 31, 2017. The change in the Company’s financial condition can be attributed to two factors. First, there was a $30,013 depreciation expense which reduced the Company’s long-lived assets from $670,728 to $640,717. Second, the Company had paid additional advanced commissions of $24,146 against future commissions and salaries which reduced the Company’s current assets.

As of March 31, 2018, the Company’s liabilities were $189,978 compared to $205,128 in liabilities as of December 31, 2017. This change in the Company’s financial condition was due to a decrease in loans from related parties from $145,000 to $120,000, but was partially offset by an increase of $15,850 in accounts payable and accrued expenses.

Net cash used in operating activities for the three month period ending March 31, 2018 was $140,880 compared to net cash used in operating activities for the three month period ending March 31, 2017 of $85,912. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the three months ended March 31, 2018 include loss on settlement of debt of $12,000, depreciation of $30,013, stock compensation of $29,751.

Net cash provided by financing activities was $75,000 for the three month period ending March 31, 2018 as opposed to $65,000 for the three month period ending March 31, 2017. This increase was from additional funds raised by issuing stock, partially offset by $25,000 in the repayment of note principal.

The Company did not have any revenues in the first quarter of 2018 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2018. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

There was no change in Company revenue for the first quarter of 2018 as compared to the first quarter of 2017. Company revenue was $0.00 in the three months ended March 31, 2018 and March 31, 2017. However, the Company’s operating expenses were $192,348 for the three months ended March 31, 2018 as opposed to $79,500 for the three months ended March 31, 2017. This increase in operating expenses was primarily due to the following factors.

The Company paid professional fees of $28,814 for the three month period ended March 31, 2018 as opposed to $2,793 during the three month period ended March 31, 2017. This increase in professional fees is attributed to engaging a new audit firm and external accountant.

 The Company had stock compensation expense of $29,751 for the three month period ended March 31, 2018, while there was $0.00 stock compensation expense for the three month period ended March 31, 2017. This increase in stock compensation expense was a result of the amortization of issued warrants as compensation to a board member.

The Company paid travel and entertainment expenses of $15,696 during the three month period ended March 31, 2018 as opposed to $2,498 during the three month period ended March 31, 2017. This increase in travel expenses was due to the Company Officers traveling to Seattle for meetings with a potential reseller and customer.

The Company had a depreciation expense of $30,013 during the three month period ending March 31, 2018 compared to $0 for the three month period ended March 31, 2017. This increase in depreciation was as a result of the Company’s acquisition of the CyberloQ™ technology.

The Company paid other operating expenses of $12,550 during the three month period ended March 31, 2018 as opposed to $575 during the three month period ended March 31, 2017. This increase in other operating expenses was due to one-time expenses related to the updating of the Company’s website and one-time expenses associated with the integration of the CyberloQ™ technology with the mobile platform app stores.

As a result of the foregoing, the Company experienced a net loss from operations of $204,348 in the three months ended March 31, 2018 compared to a net loss from operations of $94,530 in the three months ended March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.             Legal Proceedings

The Company is not currently a party to any legal proceedings or any administrative proceedings.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2018, the Company raised $100,000 for the operations of the Company through the unregistered sale of 1,000,000 shares of restricted common stock.

In the first quarter of 2018, the Company issued 60,000 shares of common stock as settlement of an account payable.

In December of 2017, the Company agreed to issue 150,000 shares of common stock in full satisfaction of all principal and interest due pursuant to a note. As of the date of this filing, the shares have not been issued.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is not in default on any financing arrangements at this time.

ITEM 4.	OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended March 31, 2018, but not reported.

ITEM 5. EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the quarterly report on Form 10-Q or have been incorporated into the report by reference.

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

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: May 11, 2018		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: May 11, 2018		Mark Carten, Director

	By:	/s/ Lynnwood Farr
Date: May 11, 2018		Lynnwood Farr, Director

	By:	/s/ Enrico Giordano
Date: May 11, 2018		Enrico Giordano, Director

	By:	/s/ Christopher Jackson
Date: May 11, 2018		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: May 11, 2018		Rex Schuette, Director

