Form 10-Q
period 2018-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2018-08-13
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

-----------------

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

As of the date of this filing, there were 65,580,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 117 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

3

Advanced Credit Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended June 30, 2018

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

Item 1. FINANCIAL STATEMENTS

Advanced Credit Technologies, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Current assets
Cash	$460	$112,799
Advanced Commissions	17,646	16,000
Total Current Assets	18,106	128,799

Fixed Assets
Software and Computer Equipment, Net	610,704	670,728
Total Fixed Assets	610,704	670,728

Total Assets	$628,810	$799,527

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$21,802	$10,128
Accrued Expenses - Related Party	6,831	0
Loans Payable – Stockholders	50,000	50,000
Loans from Related Parties	120,000	145,000
Total Current Liabilities	198,633	205,128

Total Liabilities	198,633	205,128

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit)

Common stock: $0.001 par value,100,000,000 shares authorized;
63,375,515 and 61,982,181 shares issued and outstanding
as of June 30, 2018 and December 31, 2017 respectively	$63,375	$61,982

Preferred Stock $0.001 per value - 30,000 shares authorized;
30,000 shares issued and outstanding	30	30

Shares to be Issued: 150,000 Common Stock	—	12,000

Additional Paid in Capital	$3,349,749	$3,141,639

Accumulated Deficit	(2,982,977)	(2,621,252)

Total Stockholders' Equity (Deficit)	430,177	594,399

Total Liabilities and Stockholders' Deficit	$628,810	$799,527

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Consulting Revenue	$-	$-	$-	$-
Total Revenue	-	-	-	-

Operational Expense
Professional Fee	15,734	2,793	44,548	47,534
Research	—	—	1,500	1,800
Stock Compensation	29,751	—	59,503	—
Officer's Compensation	67,500	71,975	137,489	168,944
Travel and Entertainment	8,215	2,498	23,910	25,170
Rent	225	150	375	300
Deprecation	30,013	—	60,025	—
Computer and Internet	1,648	965	3,658	788
Office Supplies and Expenses	1,444	543	3,320	4,535
Other Operating Expenses	2,534	576	15,084	1,351
Total Operating Expenses	157,064	79,500	349,412	250,422

Loss from Operations	(157,064)	(79,500)	(349,412)	(250,422)

Other Income (Expense)
Loss of Settlement of Debt	—	—	(12,000)	—
Interest	(313)	(15,030)	(313)	(30,260)

Total Other Income (Expenses)	(313)	(15,030)	(12,313)	(30,260)

Provision for Income Taxes	—	—	—	—

Net Loss	$(157,377)	$(94,530)	$(361,725)	$(280,682)

Loss per common share-Basic and diluted	$(0.002)	$(0.002)	$(0.006)	$(0.006)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	63,180,885	51,050,737	63,052,145	48,127,159

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June30,

	2018	2017
OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(361,725)	$(280,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss of Settlement of Debt	12,000	—
Depreciation	60,025	—
Stock Compensation	59,503	19,430
Change in Operating Assets and Liabilities:
Advanced Commissions	(1,646)	(12,000)
Accounts Payable and Accrued Expenses	17,672	29,708
Due to Related Parties	6,831	—
Net Cash Used in Operating Activities	(207,339)	(243,544)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	120,000	380,000
Repayment of Note Principal	(25,000)	—
Net Cash Provided by Financing Activities	95,000	380,000

Net Increase (Decrease) in Cash and Equivalents	(112,339)	136,456
Cash and Equivalents at Beginning of the Period	112,799	31,776
Cash and Equivalents at End of the Period	$460	$168,232

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$313	$—
Income Taxes Paid	$—	$—

NON-CASH DISCLOSURES
Company issued 60,000 shares of Stock	$6,000	$—
for payment of accrued expenses
See accompanying notes to financial statements

 Advanced Credit Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

ACRT (“the Company’s TurnScor® and CyberloQ™ products”, “We” or the “Company”) is a development-stage technology company focused on fraud prevention and credit management. The Company was incorporated in the State of Nevada on February 25, 2008.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2018 and December 31, 2017, the Company had no in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ending June 30, 2018 and 2017, we expensed $1,500 and $0 in expenditures on research and development, respectively.  Of the $1,500 paid in 2018, none was paid to related parties.

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

Intangible and Long-Lived Assets

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the periods ending June 30, 2018 and December 31, 2017 the Company had not experienced impairment losses on its long-lived assets.

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

The Company has adopted ASC 606, Revenue from Contracts with Customers, which requires that upon revenue being generated, the Company will disaggregate revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

At June 30, 2018 and December 31, 2017 the Company has 1,125,000 and 1,750,000 warrants issued (respectively) that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding .

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $2,982,977 as of June 30, 2018 that includes a loss of $559,990 for the year ended December 31, 2017. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of June 30, 2018 and December 31 2017.

During the first six months of 2018, the Company received $120,000 in payment for 1,183,334 shares of common stock. Also during the same period, the Company issued 60,000 shares of common stock in payment of $6,000 of accrued legal fees, recognizing a loss on settlement of debt of $12,000; and a conversion of $12,000   of debt into 150,000 shares, these shares were previously recorded as “Shares to be Issued” in the Balance Sheet. There were 63,375,515  shares of common stock issued and outstanding as of the period end.

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

Issuance of Warrants

 In 2016 and 2017, Rex Schuette, one of the Company’s directors, was issued two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expired on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expires on June 28, 2019. Both warrants are exercisable at $0.20 per share. The Company revalued the warrants based on information that has come forward that caused a recalculation of the 1,250,000 warrants value from the $51,592 (as disclosed in the December 31, 2017 footnote) to the corrected amount $96,643. All non-expired warrants are being expensed ratably through expiration    . As of June 30, 2018, the remaining amount to be expensed is $37,140. The total warrants outstanding as of June 30, 2018 is 1,125,000.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	June 30, 2018	December 31, 2017
Loans payable - stockholders	$50,000	$50,000
Loans from related parties	$120,000	$145,000

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

Loans from Related Parties

As set forth above, during 2017 the Company acquired the intellectual property and ownership rights to CyberloQ™ from Carten Tech, LLC. The owner was the Company’s Chief Technology Officer, Mark Carten. The purchase included $50,000 in cash, a non-interest bearing note payable of $150,000, and 4,000,000 shares of Common Stock. The balance of this note payable as of June 30, 2018 is $120,000. On January 2, 2018, the Company received an extended maturity date on this note, the new maturity date is June 23, 2018. The Company is currently in default on this note. See Note 7.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On June 26, 2012 the company issued a note to a shareholder for $12,000. Principal and interest were not originally recognized on this note in 2012. On December 29, 2017 this note was converted to 150,000 shares of common stock and the Company recognized the transaction as stock compensation expense upon such conversion.

NOTE 7 – SUBSEQUENT EVENTS

On July 9, 2018, the Company issued 20,000 common shares for $2,000.

On July 10, 2018, the Company satisfied the balance of the note payable from related parties of $120,000.

On July 11, 2018, the Company issued 2,000,000 common shares for $200,000.

On July 11, 2018, the Company satisfied $5,000 of the $50,000 note payable to a stockholder, leaving a balance owing of $45,000.

On July 31, 2018 the Company issued 185,000 common shares for $18,500.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2018, the Company’s assets were $628,810 compared to $799,527 in assets as of December 31, 2017. The change in the Company’s financial condition can be attributed to $60,025 in depreciation expense which reduced the Company’s long-lived assets from $670,728 to $610,704, as well as payment of Professional Fees, Officer Compensation, and other Business Expenses.

As of June 30, 2018, the Company’s liabilities were $198,633 compared to $205,128 in liabilities as of December 31, 2017. This change in the Company’s financial condition was due to a decrease in loans from related parties from $145,000 to $120,000, but was partially offset by an increase of $11,674 in accounts payable and accrued expenses and an increase of $6,831 in accrued expenses to a related party.

Net cash used in operating activities for the six month period ending June 30, 2018 was $207,339 compared to net cash used in operating activities for the six month period ending June 30, 2017 of $243,544. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the six months ended June 30, 2018 include loss on settlement of debt of $12,000, depreciation of $60,025, stock compensation of $59,503, and stock issued for accounts payable of $6,000.

Net cash provided by financing activities was $95,000 for the six month period ending June 30, 2018 as opposed to $380,000 for the six month period ending June 30, 2017.

The Company did not have any revenues in the second quarter of 2018 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2018. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

There was no change in Company revenue for the first and second quarters of 2018 as compared to the first and second quarters of 2017. Company revenue was $0.00 in the six months ended June 30, 2018 and June 30, 2017. However, the Company’s operating expenses were $349,412 for the six months ended June 30, 2018 as opposed to $250,422 for the six months ended June 30, 2017. This increase in operating expenses was primarily due to the following factors.

The Company had stock compensation expense of $59,503 for the six month period ended June 30, 2018, while there was $0.00 stock compensation expense for the six month period ended June 30, 2017. This increase in stock compensation expense was a result of the amortization of issued warrants as compensation to a board member.

The Company had a depreciation expense of $60,025 during the six month period ending June 30, 2018 compared to $0 for the six month period ended June 30, 2017. This increase in depreciation was as a result of the Company’s acquisition of the CyberloQ™ technology.

The Company paid other operating expenses of $15,084 during the six month period ended June 30, 2018 as opposed to $1,351 during the six month period ended June 30, 2017. This increase in other operating expenses was due to one-time expenses related to the updating of the Company’s website and one-time expenses associated with the integration of the CyberloQ™ technology with the mobile platform app stores.

As a result of the foregoing, the Company experienced a net loss from operations of $349,412 in the six months ended June 30, 2018 compared to a net loss from operations of $250,422 in the six months ended June 30, 2017.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

There was no change in Company revenue for the second quarter of 2018 as compared to the second quarter of 2017.  Company revenue was $0.00 in the three months ended June 30, 2018 and June 30, 2017.  However, the Company’s operating expenses were $157,064 for the three months ended June 30, 2018 as opposed to $79,500 for the three months ended June 30, 2017.  This increase in operating expenses was primarily due to the following factors.

The Company had stock compensation expense of $29,751 for the three month period ended June 30, 2018, while there was $0.00 stock compensation expense for the three month period ended June 30, 2017.  This increase in stock compensation expense was a result of the amortization of issued warrants as compensation to a board member.

The Company had a depreciation expense of $30,013 during the three month period ending June 30, 2018 compared to $0 for the three month period ended June 30, 2017.  This increase in depreciation was as a result of the Company’s acquisition of the CyberloQ™ technology.

The Company paid travel and entertainment expenses of $8,215 during the three month period ended June 30, 2018 as opposed to $2,498 during the three month period ended June 30, 2017. This increase in travel and entertainment expenses was due to increased business travel during the quarter.

As a result of the foregoing, the Company experienced a net loss from operations of $157,064 in the three months ended June 30, 2018 compared to a net loss from operations of $79,500 in the three months ended June 30, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2018, the Company raised $20,000 for the operations of the Company through the unregistered sale of 183,334 shares of restricted common stock.

In the second quarter of 2018, the Company issued 150,000 shares of common stock in full satisfaction of all principal and interest due pursuant to a note, as per a December 2017 agreement.

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

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended June 30, 2018, but not reported.

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

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: August 13, 2018		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: August 13, 2018		Mark Carten, Director

	By:	/s/ Lynnwood Farr
Date: August 13, 2018		Lynnwood Farr, Director

	By:	/s/ Enrico Giordano
Date: August 13, 2018		Enrico Giordano, Director

	By:	/s/ Christopher Jackson
Date: August 13, 2018		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: August 13, 2018		Rex Schuette, Director

