Form 10-Q
period 2018-09-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2018-11-14
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

-----------------

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
1

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes[  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of this filing, there were 65,830,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 117 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

3

Advanced Credit Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended September 30, 2018

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

Item 1.	FINANCIAL STATEMENTS

Advanced Credit Technologies, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Current assets
Cash	$45,578	$112,799
Advanced Commissions	—	16,000
Total Current Assets	45,578	128,799

Fixed Assets
Software and Computer Equipment, Net	580,692	670,728
Total Fixed Assets	580,692	670,728

Total Assets	$626,270	$799,527

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$15,833	$10,128
Customer Prepayments	10,833	—
Accrued Expenses - Related Party	204	—
Loans Payable – Stockholders	45,000	50,000
Loans from Related Parties	—	145,000
Total Current Liabilities	71,870	205,128

Total Liabilities	71,870	205,128

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit)

Common stock: $0.001 par value,100,000,000 shares authorized;
65,830,515 and 61,982,181 shares issued and outstanding
as of September 30, 2018 and December 31, 2017 respectively	$65,831	$61,982

Preferred Stock $0.001 per value - 30,000 shares authorized;
30,000 shares issued and outstanding	30	30

Shares to be Issued: 1,111,111 common shares as of 9/30/18; 150,000 common shares as of 12/31/17	100,000	12,000

Additional Paid in Capital	$3,845,414	$3,141,639

Accumulated Deficit	(3,456,875)	(2,621,252)

Total Stockholders' Equity (Deficit)	554,400	594,399

Total Liabilities and Stockholders' Deficit	$626,270	$799,527

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$4,166	$—	$4,166	$—
Total Revenue	4,166	—	4,166	—

Operational Expense
Professional Fee	9,173	5,230	53,996	52,764
Research	25,592	42,484	27,092	44,284
Stock Compensation	296,120	—	355,623	—
Officer's Compensation	83,000	45,500	220,489	214,474
Travel and Entertainment	8,169	46,214	32,080	71,384
Rent	150	300	525	600
Depreciation	30,012	20,008	90,037	20,008
Computer and Internet	2,101	2,048	5,758	2,836
Office Supplies and Expenses	21,137	1,786	24,456	6,320
Other Operating Expenses	2,099	417	17,183	1,534
Total Operating Expenses	477,553	163,987	827,239	414,204

Loss from Operations	(473,387)	(163,987)	(823,073)	(414,204)

Other Income (Expense)
Gain (Loss) of Settlement of Debt	—	10,900	(12,000)	10,900
Interest	(236)	(15,130)	(550)	(45,389)

Total Other Income (Expenses)	(236)	(4,230)	(12,550)	(34,489)

Provision for Income Taxes	—	—	—	—

Net Loss	$(473,623)	$(168,217)	$(835,623)	$(448,693)

Loss per common share-Basic and diluted	$(0.007)	$(0.003)	$(0.013)	$(0.009)

Weighted Average Number of Common
Shares Outstanding Basic and diluted	65,369,348	53,652,079	64,162,570	50,576,349

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,

	2018	2017
OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(835,623)	$(448,693)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) Loss of Settlement of Debt	12,000	(10,900)
Depreciation	90,037	20,008
Stock Compensation	355,623	19,430
Change in Operating Assets and Liabilities:
Advanced Commissions	16,000	(19,206)
Accounts Payable and Accrued Expenses	11,705	41,448
Customer Prepayments	10,833	—
Due to Related Parties	204	(10)
Net Cash Used in Operating Activities	(339,221)	(397,923)

INVESTING ACTIVITIES
Software	—	$(50,750)
Net cash provided by (used) in investing activities	—	$(50,750)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	322,000	465,000
Proceeds from Common Stock to be Issued	100,000	—
Repayment of Note Principal	(150,000)	—
Net Cash Provided by Financing Activities	272,000	465,000

Net Increase (Decrease) in Cash and Equivalents	(67,221)	16,327
Cash and Equivalents at Beginning of the Period	112,799	31,776
Cash and Equivalents at End of the Period	$45,578	$48,103

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$550	$—
Income Taxes Paid	$—	$—

NON-CASH DISCLOSURES
Company issued 60,000 shares of Stock	$6,000	$—
for payment of $6,000 accrued expenses
Company issued 500,000 shares of Stock	$—	$150,000
for retirement of debt of $150,000
Company issued 200,000 shares of Stock	$—	$19,400
for vendor services of $19,400
Company issued 4,000,000 shares of Stock	$—	$520,000
for payment of software valued at $520,000
Company issued a note for $150,000 as	$—	$150,000
payment for software
Company issued 150,000 shares of Stock	$12,000	$—
for retirement of debt of $12,000

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

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in Europe will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has not had any operating activity or generated any revenue for the Company.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ending September 30, 2018 and 2017, we expensed $27,092 and $0 in expenditures on research and development, respectively. Of the $27,092 paid in 2018, none was paid to related parties.

Fixed Assets, Intangibles and Long-Lived Assets

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

The Company follows FASB ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the periods ending September 30, 2018 and December 31, 2017 the Company had not experienced impairment losses on its long-lived assets.

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606). The adoption of ASC 606 resulted in changes to the Company’s accounting policies for revenue recognition previously recognized under ASC 605 (Legacy GAAP), as detailed below.

Revenue Recognition Policy

Under ASC 606 the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. To achieve the core principle of ASC 606, the Company performs the following steps  :

1)    Identify the contract(s) with a customer;

2)    Identify the performance obligations in the contract;

3)    Determine the transaction price;

4)    Allocate the transaction price to the performance obligations in the contract; and

5)    Recognize revenue when (or as) we satisfy a performance obligation.

The Company derives its revenue from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s TurnScor® and CyberloQ™ products and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services and other revenue, which consists primarily of services related to development, set-up, ingestion, consulting and training fees. The Company’s subscription arrangements provide customers the right to access the Company’s hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement.

As of September 30, 2018, the Company has a contract asset of $35,000 as a receivable amount from a customer’s non-refundable service contract, as well as a contract liability of $35,000 to perform on that contract. Note that a contract liability of $10,833 currently exists on the balance sheet related to the same contract, but no contract asset is related to that portion.

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

At September 30, 2018 and December 31, 2017 the Company has 1,125,000 and 1,750,000 warrants as well as 1,000,000 and 0 options, issued (respectively) that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding .

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

In accordance with ASC Topic 505, the Company accounts for stock issued to non-employees where the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. The accounting for nonemployee awards will now be substantially the same as current guidance for employee awards. ASU 2018-07 impacts all entities that issue awards to nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations, as well as to nonemployees of an equity method investee that provide goods or services to the investee that are used or consumed in the investee’s operations. ASU 2018-07 aligns the measurement-date guidance for employee and nonemployee awards using the current employee model, meaning that the measurement date for nonemployee equity-classified awards generally will be the grant date, while liability-classified awards generally will be the settlement date. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is considering the effect of this adoption to its financial reports.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For the Company, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. This adoption has not affected the financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company has adopted this standard and is reporting gross revenue and agent considerations as separate line items upon revenue receipt.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. With respect to income taxes, under current guidance, when a share-based payment award such as a stock option or restricted stock unit (RSU) is granted to an employee, the fair value of the award is generally recognized over the vesting period. However, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits are recognized in additional paid-in capital (APIC) within equity, and tax deficiencies are similarly recognized in APIC to the extent there is a sufficient APIC amount (APIC pool) related to previously recognized excess tax benefits. Under the new guidance, all excess tax benefits/deficiencies would be recognized as income tax benefit/expense in the statement of income. The new ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits/deficiencies from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Relative to forfeitures, the new standard allows an entity-wide accounting policy election either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The new guidance also impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes. Additionally, the new ASU requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as financing activity (eliminating previous diversity in practice). For the Company, this standard was adopted effective January 1, 2017, and has had no accounting effect to date.

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

NOTE 2 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $3,456,875 as of September 30, 2018 that includes a loss of $559,990 for the year ended December 31, 2017. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 3 – STOCKHOLDERS' DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of September 30, 2018 and December 31, 2017.

The Company has an agreement to issue 3,333,333 common shares for $300,000 during the fiscal year 2018. Currently, the Company has collected $100,000 towards that agreement, and is disclosing that amount and the related 1,111,111 common shares as “To be Issued”. Once the remaining $200,000 is collected, the Company will issue the entire 3,333,333 common shares. This is anticipated to happen before December 31, 2018.

During the first nine months of 2018, the Company received $322,000 in payment for 3,203,334 shares of common stock; received $83,300 in services for 435,000 shares of common stock. Also during the same period, the Company issued 60,000 shares of common stock in payment of $6,000 of accrued legal fees, recognizing a loss on settlement of debt of $12,000; and a conversion of $12,000 of debt into 150,000 shares, these shares were previously recorded as “Shares to be Issued” in the Balance Sheet. There were 65,830,515 shares of common stock issued and outstanding as of the period end.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Acquisition of Cyberloq™

During 2017, the Company acquired the CyberloQ™ banking fraud prevention technology (the “Technology”). Pursuant to the asset purchase agreement, the prior license agreement between the Company and CartenTech LLC was terminated, and the Company is now the exclusive owner of the CyberloQ™ banking fraud prevention technology along with all intellectual property rights associated with the Technology which is copyrighted with the United States Copyright Office. The owner of CartenTech LLC is Mark Carten, who is also a director of ACRT and its Chief Technology Officer. On July 28, 2017, the Company purchased the Technology with a value of $720,000. As consideration for the acquisition of and all rights to the Technology, CartenTech LLC received: (a) payment of $50,000, (b) a note for $150,000, and (c) 4,000,000 shares of the Company’s common stock. The software is being depreciated over its useful life of six-years in conjunction with the Company’s depreciation policy.

Issuance of Warrants/Options

In 2016 and 2017, Rex Schuette, one of the Company’s directors, was issued two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expired on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expires on June 28, 2019. Both warrants are exercisable at $0.20 per share. The Company revalued the warrants based on information that has come forward that caused a recalculation of the 1,250,000 warrants value from the $51,592 (as disclosed in the December 31, 2017 footnote) to the corrected amount $96,643. The Company has granted 1,200,000 non-qualified stock option awards and 800,000 incentive stock option awards to an independent contractor. During 2017 and 2018, a total of 1,000,000 non-qualified stock option awards were issued to this contractor and none of the incentive stock option awards were issued, which are subject to certain performance criteria. All options are exercisable at $0.15 per share and have a 5 year life. All non-expired warrants are being expensed ratably through expiration; all non-expired stock option awards are expensed as stock compensation as of the measurement date. As of September 30, 2018, the remaining non-expired warrant to be expensed is $27,855; the amount expensed during the year for warrants was $68,788 and for the stock option awards was $203,535. The total number of issued and outstanding warrants and stock option awards as of September 30, 2018 is 1,125,000 and 1,000,000 respectively.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	September 30, 2018	December 31, 2017
Loans payable - stockholders	$45,000	$50,000
Loans from related parties	$0	$145,000

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a shareholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The current $45,000 note has a stated interest rate of 0% and an extended due date of March 31, 2019.

On October 26, 2013 the Company issued a promissory note of $150,000. The total amount owed as of September 28, 2017 was $160,900. On September 28, 2017 the total amount of $160,900 was converted to 500,000 shares of stock for a value of $150,000 and recorded other income gain of $10,900 by the Company.

Loans from Related Parties

As set forth above, during 2017 the Company acquired the intellectual property and ownership rights to CyberloQ™ from Carten Tech, LLC. The owner was the Company’s Chief Technology Officer, Mark Carten. The purchase included $50,000 in cash, a non-interest bearing note payable of $150,000, and 4,000,000 shares of Common Stock. The note has been paid in full, the balance of this note payable as of September 30, 2018 is $0.

NOTE 6 – CONVERTIBLE NOTES-STOCKHOLDERS

On June 26, 2012 the company issued a note to a shareholder for $12,000. Principal and interest were not originally recognized on this note in 2012. On December 29, 2017 this note was converted to 150,000 shares of common stock and the Company recognized the transaction as stock compensation expense upon such conversion.

NOTE 7 – SUBSEQUENT EVENTS

As of November 6, 2018, the Company has collected $150,000 of the total $300,000 related to a stock subscription for a total of 3,333,333 common shares. None of the shares have been issued at this time.

On October 1, 2018, the Company had 100,000 options for common stock vest. The term is five years and the option price is $0.15 per share.

November 1, 2018, the Company had 100,000 options for common stock vest. The term is five years and the option price is $0.15 per share.

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

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in Europe will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has not had any operating activity or generated any revenue for the Company.

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

The Company has developed another 'use case' with the development of (www.cyberloqvault.com). Statistically speaking, most instances of 'wire fraud' occur with e-mail addresses being compromised or hacked, sensitive information contained therein is then used by hackers for nefarious financial gain. The CyberloQ Vault eliminates the use of e-mail from both the sender/receiver and encrypts the DATA in the cloud, both the sender/receiver have to have access to CyberloQ in order to send/receive the sensitive DATA

On March 30, 2017 the Company entered into an Agreement with Swiss Venture Trust, a subsidiary of XCELL Security House, S.A. of Lausanne, Switzerland whose President, Lynnwood Farr, is a member of the Company’s Board of Directors. The equity exchange and revenue sharing agreements entered into between the two companies are currently in the process of being renegotiated, and the renegotiated terms of such contracts will be disclosed when finalized.

Liquidity, Capital Resources and Material Changes in Financial Condition

As of September 30, 2018, the Company’s assets were $626,270 compared to $799,527 in assets as of December 31, 2017. The change in the Company’s financial condition can be attributed to $90,037 in depreciation expense which reduced the Company’s long-lived assets from $670,728 to $580,692, as well as payment of professional fees, officer compensation and other business expenses.

As of September 30, 2018, the Company’s liabilities were $71,870 compared to $205,128 in liabilities as of December 31, 2017. This change in the Company’s financial condition was due to a decrease in loans from related parties from $145,000 to $0 and a decrease in loans payable to stockholders from $50,000 to $45,000, but was partially offset by an increase of $5,705 in accounts payable and accrued expenses, an increase of $10,833 in customer prepayments and an increase of $204 in accrued expenses to a related party.

Net cash used in operating activities for the nine month period ending September 30, 2018 was $339,221 compared to net cash used in operating activities for the nine month period ending September 30, 2017 of $397,923. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the nine months ended September 30, 2018 include loss on settlement of debt of $12,000, depreciation of $90,037, stock compensation of $355,623, stock issued for accounts payable of $6,000 and stock issued for retirement of debt of $12,000.

Net cash provided by financing activities was $272,000 for the nine month period ending September 30, 2018 as opposed to $465,000 for the nine month period ending September 30, 2017.

The Company only had gross revenue of $4,166 in the third quarter of 2018 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2018. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

For the first time this year, the Company generated revenue. Company revenue was $4,166 in the three months ended September 30, 2018 as opposed to $0 for the three months ended September 30, 2017. However, the Company’s operating expenses were $477,553 for the three months ended September 30, 2018 as opposed to $163,987 for the three months ended September 30, 2017. This increase in operating expenses was primarily due to the following factors.

The Company had stock compensation expense of $296,120 for the three month period ended September 30, 2018, while there was $0.00 stock compensation expense for the three month period ended September 30, 2017. This increase in stock compensation expense was primarily the result of an accrual adjustment for prior period issuances of stock options to an independent contractor of the Company.

The Company had a depreciation expense of $30,012 during the three month period ending September 30, 2018 compared to $20,008 for the three month period ended September 30, 2017. This increase in depreciation was as a result of the fact that the Company’s acquired the CyberloQ™ technology in the third quarter of 2017 and therefore the depreciation only covered part of that quarter in 2017.

The Company had officer compensation expense of $83,000 during the three month period ending September 30, 2018 compared to $45,500 for the three month period ended September 30, 2017. This increase in officer compensation was as a result of one-time bonuses paid to certain officers of the Company.

The Company had office supplies and expenses of $21,137 during the three month period ended September 30, 2018 as opposed to $1,786 during the three month period ended September 30, 2017. This increase in office supplies and expenses was due to one-time write-off of uncollectable advanced commissions.

The foregoing increases in operating expenses were partially offset by a decrease in travel and entertainment expenses. The Company paid travel and entertainment expenses of $8,169 during the three month period ended September 30, 2018 as opposed to $46,214 during the three month period ended September 30, 2017. This decrease in travel and entertainment expenses was due to decreased business travel during the quarter.

As a result of the foregoing, the Company experienced a net loss from operations of $473,387 in the three months ended September 30, 2018 compared to a net loss from operations of $163,987 in the three months ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

There was a slight change in Company revenue for the first nine months of 2018 as compared to the first nine months of 2017. Company revenue was $4,166 in the nine months ended September 30, 2018, while it was $0 in the nine months ended September 30, 2017.

The Company’s operating expenses were $823,073 for the nine months ended June 30, 2018 as opposed to $414,204 for the nine months ended September 30, 2017. This increase in operating expenses was primarily due to the following factors.

The Company had stock compensation expense of $355,623 for the nine month period ended September 30, 2018, while there was $0.00 stock compensation expense for the nine month period ended September 30, 2017. This increase in stock compensation expense was primarily the result of an accrual adjustment for prior period issuances of stock options to an independent contractor of the Company.

The Company had a depreciation expense of $90,037 during the nine month period ending September 30, 2018 compared to $20,008 for the nine month period ended September 30, 2017. This increase in depreciation was as a result of the fact that the Company’s acquired the CyberloQ™ technology in the third quarter of 2017 and therefore the depreciation only covered part of 2017.

The Company had office supplies and expenses of $24,456 during the nine month period ended September 30, 2018 as opposed to $6,320 during the nine month period ended September 30, 2017. This increase in office supplies and expenses was due to one-time write-off of uncollectable advanced commissions.

The Company paid other operating expenses of $17,183 during the nine month period ended September 30, 2018 as opposed to $1,534 during the nine month period ended September 30, 2017. This increase in other operating expenses was due to one-time expenses related to the updating of the Company’s website and one-time expenses associated with the integration of the CyberloQ™ technology with the mobile platform app stores.

As a result of the foregoing, the Company experienced a net loss from operations of $823,073 in the nine months ended September 30, 2018 compared to a net loss from operations of $414,204 in the nine months ended September 30, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first nine months of 2018, the Company raised $422,000 for the operations of the Company through the unregistered sale of 4,314,445 shares of restricted common stock.

During the first nine months of 2018, the Company issued 150,000 shares of common stock in full satisfaction of all principal and interest due pursuant to a note as per a December 2017 agreement.

All of the shares described above were issued by the Company in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2). All of the purchasers of the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all public material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.
Item 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is not in default on any financing arrangements at this time.

ITEM 4.
Item 4.	OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended September 30, 2018, but not reported.

ITEM 5.
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
24

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

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: 11/09/18		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: 11/09/18		Mark Carten, Director

	By:	/s/ Lynnwood Farr
Date: 11/09/18		Lynnwood Farr, Director

	By:	/s/ Enrico Giordano
Date: 11/09/18		Enrico Giordano, Director

	By:	/s/ Christopher Jackson
Date: 11/09/18		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: 11/09/18		Rex Schuette, Director

 Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF

2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

I, Christopher Jackson, certify that:

1.	I have reviewed this 3rd quarterly report on Form 10-Q of Advanced Credit Technologies, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	As certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d015f)) for the registrant and have:
(a)	designed such disclosure controls and procedures, or caused such internal control over financial reporting to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
2.	As certifying officer, I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely; and
(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: 11/09/18		President, Treasurer, Secretary, Principal Executive Officer And Principal Financial Officer
28

Exhibit 32.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S. C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Advanced Credit Technologies, Inc., (the "Company") on Form 10-Q for the period ended September 30, 2018 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher Jackson, President, Treasurer, Secretary and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: 11/09/18		President, Treasurer, Secretary, Principal Executive Officer And Principal Financial Officer