Form 10-K
period 2018-12-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2019-03-12
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170132

Advanced Credit Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2118480
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

871 Venetia Bay Boulevard, #202 Venice, Florida	34285
(Address of principal executive offices)	(Zip Code)

(612)961-4536

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of this filing, there were 66,030,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 118 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 49,672,181 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was approximately $7,947,548.

Advanced Credit Technologies, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2018

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	General economic and industry conditions;
●	Out history of losses, deficits and negative operating cash flows;
●	Our limited operating history;
●	Industry competition;
●	Environmental and governmental regulation;
●	Protection and defense of our intellectual property rights;
●	Reliance on, and the ability to attract, key personnel;
●	Other factors including those discussed in “Risk Factors” in this annual report on Form 10-K and our incorporated documents.

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

In this annual report on Form 10-K, the terms “ACRT,” “Company,” “we,” “us” and “our” refer to Advanced Credit Technologies, Inc. and its wholly-owned subsidiary CyberloQ Technologies, LTD.

Item 1.	Business

Company History

Advanced Credit Technologies Inc. (“ACRT”, ‘We” or the “Company”) was incorporated in Nevada on February 5, 2008. The Company has never been the subject of any bankruptcy, receivership or similar proceeding. The Company has never been involved in any material reclassification, merger, or consolidation.

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has had no activity, operational or otherwise.

Current Overview of the Company

ACRT is a development-stage technology company focused on fraud prevention and credit management.

The Company offers a proprietary software platform branded as CyberloQ™ . While previously the Company licensed CyberloQ, in the third quarter of 2017, the Company acquired the CyberloQ technology and is now the exclusive owner of CyberloQ.

CyberloQ is a banking fraud prevention technology that is offered to institutional clients in order to combat fraudulent transactions and unauthorized access to customer accounts. Through the use of a customer’s smart-phone, CyberloQ uses a multi-factor authentication system to control access to a bank card, transaction type or amount, website, database or digital service. The mobile applications for CyberloQ have been built, and have been successfully integrated into the banking ecosystem.

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

Furthermore, in 2018 the Company introduced CyberloQ Vault, a secure cloud-based storage solution which allows users to store, retrieve and share content securely.

Finally, the Company is able to develop secure databases for clients by developing and attaching a private blockchain to the SQL database and further securing the database through use of the Company’s CyberloQTM technology. The blockchain being developed by the Company is a private blockchain and is an invitation-only network governed by a single entity. Entrants to the network require permission to read, write or audit the blockchain.

The Company currently has three full-time employees — its President, Vice-President and Chief Technology Officer. There are no other employees of the Company at this time.

Item 1A.	Risk Factors

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item. However, the Company does acknowledge that there are risks associated with the business of the Company.

We will be competing with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources than us. If we fail to attract and retain a large base of customers for our products, or if our competitors establish a more prominent market position relative to ours, this will inhibit our ability to grow and successfully execute our business plan. For example, Wells Fargo has introduced an “on/off” feature for their customers, Discover Card has “Freeze It” functionality, and Ondot Systems has already been operating in the mobile card security space for quite some time. However, the Company believes that the multi-purpose functionality of CyberloQ, along with its multi-purpose applications will give the Company a distinct advantage by comparison. CyberloQ can be used in the banking system to protect debit/credit cards, in the Health Care industry to protect PII ( Personal Identifying Information ) now that medical records are kept digitally, and can protect corporate data bases in any industry from outside intrusion via geo-fencing. The Company believes that these distinct features, along with the ability to “White Label” the technology for marketing partners, give the Company a distinction in the marketplace. However, there can be no assurance that we will be able to successfully compete with other companies in the marketplace.

In addition, the Company could incur increased costs, decreased revenue, or suffer reputational damage in the event of a cyber-attack. The Company’s business involves the collection, storage, processing and transmission of customers’ personal data, including financial information. In the event that the Company’s security measures are breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities, such breach could adversely affect our business through possible interruption of the Company’s operations, improper disclosure of data, damage to the Company’s reputation, and/or legal exposure.

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

Our common stock currently trades on the OTC Bulletin Board under the symbol “ACRT.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal year 2018, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2018 was $0.12 per share. As of December 31, 2018, there were 118 shareholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

Fiscal Year 2018	High	Low

First Quarter	$0.30	$0.18

Second Quarter	$0.24	$0.13

Third Quarter	$0.20	$0.12

Fourth Quarter	$0.17	$0.07

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 118 stockholders of record of our common stock on December 31, 2018.

Item 6.	Selected Financial Data

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2018, our assets were $580,688 compared to $799,527 in assets as of December 31, 2017. This decrease in the total assets is primarily attributed to two factors. First, the Company had greater accumulated depreciation on the Cyberloq™ technology in light of the fact that there was an entire year of depreciation taken in 2018 as opposed to only a half-year (approximately) of depreciation in 2017 since the asset was acquired by the Company mid-year. As a result, the value of the Company’s the Company’s long-lived assets decreased from $670,279 as of December 31, 2017 to $550,679 as of December 31, 2018. The balance of the decrease in Company assets can be attributed to a decrease in cash on hand from $112,799 as of December 31, 2017 to $21,009 as of December 31, 2018.

As of December 31, 2018, our liabilities were $94,436 compared to $205,128 in liabilities as of December 31, 2017. This change in the Company’s financial condition was due to a decrease in loans from related parties from $145,000 as of December 31, 2017 to $0 as of December 31, 2018. This decrease was partially offset by an increase of $39,585 in unearned revenue associated with outstanding contracts.

Net cash used in operating activities for the year ending December 31, 2018 was $413,790 compared to net cash used in operating activities for the year ended December 31, 2017 of $564,077. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the year ended December 31, 2018 include loss on settlement of debt of $12,000, depreciation of $120,050 and stock compensation of $442,311.

Net cash provided by financing activities of $322,000 for the year ended December 31, 2018 was due to $472,000 raised by issuing stock, offset by repayment of note principal of $150,000.

The Company had operating revenue of $10,415 in 2018 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2019. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Year Ended December 31, 2018 and 2017

The Company experienced a net loss of $1,040,459 in the year ended December 31, 2018 compared to net loss of $559,900 in year ended December 31, 2017.

Since there was only a minimal change in gross revenues from 2017 to 2018 ($10,415), the increase in net loss was due to increases in operational expenses for the year ended December 31, 2018. This net increase in operating expenses of $387,530 was primarily due to increased costs related to stock compensation, depreciation, office supplies & expenses, and other operational expenses. These increased operating expenses were partially-offset by decreases in professional fees, research costs, officer compensation and travel & entertainment costs.

The Company had stock compensation expense of $442,311 for the period ended December 31, 2018, while there was $12,000 stock compensation expense for the period ended December 31, 2017. This increase in stock compensation expense was a result of accumulation of issuances of stock options to date to an independent contractor of the Company as compensation, stock issued to officers pursuant to the anniversary of employment agreements, and the continued expensing of warrants issued to one of the Company’s directors.

The Company’s depreciation expense was $120,050 for the year ended December 31, 2018, compared to $50,021 for the year ended December 31, 2017. This increase in depreciation was a result of the fact that the Company’s acquired the CyberloQ™ technology in the third quarter of 2017 and therefore the depreciation in 2017 did not cover a full calendar year.

The Company’s office supplies and expenses were $25,670 for the year ended December 31, 2018, compared to $10,828 for the year ended December 31, 2017. This increase in office supplies and expenses was due to one-time write-off of uncollectable advanced commissions.

The Company’s other operating expenses were $19,007 for the year ended December 31, 2018, compared to $1,987 for the year ended December 31, 2017. This increase in other operating expenses was due to one-time expenses related to the updating of the Company’s website and one-time expenses associated with the integration of the CyberloQ™ technology with the mobile platform app stores.

The Company’s professional fee expenses were $66,655 for the year ended December 31, 2018, compared to $91,523 for the year ended December 31, 2017. This decrease in professional fees is primarily due to the fact that the initial development of the Company’s Cyberloq™ technology is complete, and the Company is no longer incurring certain one-time costs associated with the build-out of the mobile applications for the Cyberloq™ technology.

The Company’s research and development expenses were $30,642 for the year ended December 31, 2018, compared to $76,673 for the year ended December 31, 2017. This decrease in research and development costs is primarily due to the fact that the initial development of the Company’s Cyberloq™ technology is complete, and the Company is no longer incurring certain one-time costs associated with the build-out of the mobile applications for the Cyberloq™ technology.

The Company’s cash compensation to officers was $295,489 for the year ended December 31, 2018, compared to $315,174 for the year ended December 31, 2017. This decrease was due to the Company issuing smaller bonuses to its officers in 2018 as compared to 2017.

The Company’s travel and entertainment expenses were $32,717 for the year ended December 31, 2018, compared to $88,368 for the year ended December 31, 2017. This decrease was due to decreased business travel during 2018.

The Company’s income/(loss) from the settlement of debt was ($12,000) for the year ended December 31, 2018, compared to $151,324 for the year ended December 31, 2017. This change was due to the fact that the Company only settled one debt through the issuance of stock in 2018.

As indicated previously, the Company had minimal revenues in 2018, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2019 will be highly-dependent upon the Company’s ability to enter into material contracts with customers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregatoin of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Previously, on March 30, 2017 the Company entered into certain agreements with Swiss Venture Trust, a subsidiary of XCELL Security House, S.A. of Lausanne, Switzerland whose President, Lynnwood Farr, is a member of the Company’s Board of Directors. On December 31, 2018 the agreements were mutually terminated by both parties since the projects contemplated by the agreements were no longer moving forward. The parties are in the process of renegotiating the details of their relationship, and the terms of any new contracts will be disclosed when finalized. There exists no other information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2018, but not reported.

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

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Mark Carten	66	CTO & Director	April 19, 2017
Lynnwood Farr	77	Director	March 30, 2017
Enrico Giordano	60	Vice President & Director	Inception
Christopher Jackson	54	President, Sec., Treas. & Director	Inception
Rex Schuette	69	Director	September 25, 2017

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.

(c)	Identification of certain significant employees.

As of December 31, 2018, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

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

Enrico Giordano. Mr. Giordano is a founder and holds a BA degree in Mass Communications from the University of South Florida and has excelled in Mass Communication Law as his elective studies. Mr. Giordano has been a consultant for over 20 years and has worked with various types of deal structures, from helping structure the proposed sale and relocation of an NBA franchise to working with a structure on e-business companies and the web integration field that included associations with executives of corporations such as Compaq, Digital Equipment Corp., Apple Computer, VisiCorp, Fortress Technologies and IBM. From 2006 through 2007, Mr. Giordano worked on a consulting basis for SellaVision, Inc., a company involved with the infomercial and electronic retailing industry. From 2008 until present, has also been instrumental in structuring and negotiating on behalf of the Company. Mr. Giordano has already been successful in creating alliances that can be significant to the Company’s future growth potential. Mr. Giordano will devote most of his time to this effort, thus helping ensure the success of ACT. For the past two years all of Mr. Giordano’s time and efforts have been solely concentrated on the Company. From price point to structure as well as the marketing of the product to affiliate programs which are now ready to be rolled out. These are all part of the vision along with Mr. Jackson in order to bring to market a product that is reliable, affordable and one that can help thousands upon thousands of people in today’s economy.

Chris Jackson. Mr. Jackson is a founder and has served as the President and Chief Operating Officer since inception. Mr. Jackson attended Texas Lutheran University while seeking a degree in Marketing. He has been in sales management for the better part of 15 years. Mr. Jackson ran several automotive dealerships sales departments and has a keen awareness of the credit markets importance. During the past four years, Mr. Jackson has been involved with all aspects of the credit management software industry. From 2006 to 2007, Mr. Jackson worked for Mortgage Credit Specialists and since that time, has overseen the construction and implementation of company’s technology platform. His personal hands on experience in the industry is key to the Company’s long-term success and growth strategies. Mr. Jackson’s main focus will be the implementation of sales strategies for growing the Company’s revenues. Mr. Jackson devotes 100% of his time to revenue generation and sales support within the Company.

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

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, We believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2018.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company’s executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non- Equity Instv. Plan Comp	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson	2018	$90,000	$13,000	$16,000	(1)	$0.00	$0.00	$0.00	$0.00	$119,000
President, Secretary, Treasurer & Director (PEO & PFO)	2017	$90,000	$23,678	$0.00	(2)	$0.00	$0.00	$0.00	$0.00	$113,678
Mark Carten	2018	$90,000	$2,488	$16,000	(1)	$0.00	$0.00	$0.00	$0.00	$108,488
CTO & Director	2017	$90,000	$0.00	$0.00	(2)	$0.00	$0.00	$0.00	$0.00	$99,985
Enrico Giordano	2018	$90,000	$10,000	$16,000	(1)	$0.00	$0.00	$0.00	$0.00	$116,000
VP & Director	2017	$90,000	$16,510	$0.00	(2)	$0.00	$0.00	$0.00	$0.00	$106,510

(1) The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all provide that so long as they are in continuous service to the Company, on each annual anniversary date of their employment agreements they shall be issued 100,000 shares of the Company’s common stock as an annual bonus.

(2) No stock bonuses were issued to officers in 2017 as the first anniversary of the employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson did not occur until 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company’s executive officers as of December 31, 2018.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	There are No Incentive-Based Stock Awards Outstanding
Mark Carten Chief Technical Officer	-	-	5,000,000	(1)	*	#	-
Enrico Giordano Vice President	-	-	5,000,000	(1)	*	#	-
Christopher Jackson President, Secretary and Treasurer	-	-	5,000,000	(1)	*	#	-

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

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of December 31, 2018, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 65,830,515 beneficially owned shares of common stock outstanding as of December 31, 2018, and 30,000 beneficially owned shares of preferred stock outstanding on December 31, 2018. The address of each director and executive officer listed below is c/o Advanced Credit Technologies, Inc., 5871 Venetia Bay Boulevard, #202, Venice, Florida 34285.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Mark Carten(1)(2)	5,000,000	7.6%	10,000	33.33%

Directors & Officers	Lynnwood Farr	0	*	0	*

Directors & Officers	Enrico Giordano(2)	5,000,000	7.6%	10,000	33.33%

Directors & Officers	Christopher Jackson(2)	5,500,000	8.4%	10,000	33.33%

Directors & Officers	Rex Schuette(3)	2,525,000	3.8%	0	*

	Officers & Directors as a group (5 persons)	18,025,000	27.3%	30,000	100%

5% Shareholders	Peter Lacey 81 Burnwaite Rd London SW65BQ United Kingdom	4,500,000	6.8%	0	*

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

(3) Rex Schuette also holds a warrant to potentially acquire an additional 625,000 shares of common stock that expires on June 28, 2019.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2018, the Company had equity compensation plans with Mark Carten, Enrico Giordano and Christopher Jackson. A summary table of the potential share issuances based upon these plans is set forth below:

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

The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2018, and it is unknown whether or not the Company will meet the requisite performance conditions in 2019. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

For the period ending December 31, 2018, there was one transaction with a related person. The Company paid $150,000 to CartenTech LLC in full satisfaction of the balance due on a note that emanated from the Company’s acquisition of the CyberloQ™ banking fraud prevention technology (the “Technology”) in 2017. The owner of CartenTech LLC is Mark Carten, the inventor of the Technology. Mark Carten is also a director and the Chief Technology Officer of Advanced Credit Technologies, Inc.

In addition, there is one unexercised warrant with a related person that remains outstanding. Prior to the period ending Decemer 31, 2018, Rex Schuette, one of the Company’s directors, acquired two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expired on June 19, 2018 and is no longer outstanding. The other warrant to potentially acquire an additional 625,000 shares of common stock expires on June 28, 2019 and the exercise price is $0.20 per share.

Promoters and Certain Control Persons

The Company has not had a promoter at any time during the last five fiscal years.

In addition, there are no parents of the Company.

Director Independence

The directors of the Company are also the executive officers of the Company as well as direct and/or beneficial shareholders of the Company and therefore are not independent directors. Members of the Company’s management may become associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to the Company’s affairs as is reasonably needed.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company’s plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so.

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

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2017 and December 31, 2018. All services provided by the Company’s independent registered accounting firm have been reviewed and approved by the Company’s Board of Directors.

	2017	2018
Audit Fees	$13,796	$19,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total:	$13,796	$0

PART IV

ITEM 15.	EXHIBITS

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

ADVANCED CREDIT TECHNOLOGIES, INC.

By:
Christopher Jackson
Date: March 12, 2019		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

By:
Date: March 12, 2019		Mark Carten, Director

By:
Date: March 12, 2019		Lynnwood Farr, Director

By:
Date: March 12, 2019		Enrico Giordano, Director

By:
Date: March 12, 2019		Christopher Jackson, Director

By:
Date: March 12, 2019		Rex Schuette, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Advanced Credit Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Credit Technologies, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception resulting in a significant accumulated deficit and expects further losses as it continues to develop its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 11, 2019

Advanced Credit Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$21,009	$112,799
Advanced Commissions	-	16,000
Commitment Receivable	9,000	-
Total Current Assets	30,009	128,799

Fixed Assets
Software and Computer Equipment, Net	550,679	670,728
Total Fixed Assets	550,679	670,728

Total Assets	$580,688	$799,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$9,851	$10,128
Customer Prepayments	39,585	-
Accrued Expenses - Related Party	-	-
Loans Payable – Stockholders	45,000	50,000
Loans from Related Parties	-	145,000
Total Current Liabilities	94,436	205,128

Total Liabilities	94,436	205,128

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)

Common stock: $0.001 par value,100,000,000 shares authorized; 65,830,515 and 61,982,181 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	$65,831	$61,982

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding as of December 31, 2018 and 2017 respectively	30	30

Shares to be Issued: 3,633,333 common shares as of 12/31/18; 150,000 common shares as of 12/31/17	348,000	12,000

Stock Subscription Receivable	(150,000)	-

Additional Paid in Capital	$3,884,102	$3,141,639

Accumulated Deficit	(3,661,711)	(2,621,252)

Total Stockholders’ Equity (Deficit)	486,252	594,399

Total Liabilities and Stockholders’ Equity	$580,688	$799,527

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017

Revenue
Service Revenue	$10,415	$-
Total Revenue	10,415	-

Operational Expense
Professional Fees	66,655	91,523
Research	30,642	76,673
Stock Compensation	442,311	12,000
Officer’s Compensation	295,489	315,174
Travel and Entertainment	32,717	88,368
Rent	675	600
Depreciation	120,050	50,021
Computer and Internet	5,018	3,530
Office Supplies and Expenses	25,670	10,828
Other Operating Expenses	19,007	1,987
Total Operating Expenses	1,038,234	650,704

Loss from Operations	(1,027,819)	(650,704)

Other Income (Expense)
Gain (Loss) of Settlement of Debt	(12,000)	151,324
Interest	(640)	(60,520)

Total Other Income (Expenses)	(12,640)	90,804

Provision for Income Taxes	-	-

Net Loss	$(1,040,459)	$(559,900)

Loss per common share-Basic and diluted	$(0.016)	$(0.011)

Weighted Average Number of CommonShares Outstanding Basic and diluted	64,162,570	52,954,326

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and December 31, 2017

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2016	44,455,181	$44,455	-	$-	-	-	$1,732,926	$(2,061,352)	$(283,971)

Proceeds from Issuance of Common Stock	12,677,000	12,677	-	-	-	-	688,173	-	700,850

Unissued Common Stock	-	-	150,000	12,000	-	-	-	-	12,000

Preferred Stock	-	-	-	-	30,000	30	-	-	30

Shares issued for software	4,000,000	4,000	-	-	-	-	516,000	-	520,000

Shares issued for services	350,000	350	-	-	-	-	55,040	-	55,390

Shares issued for conversion of debt	500,000	500	-	-	-	-	149,500	-	150,000

Net loss for year ended December 31, 2017	-	-	-	-	-	-	-	(559,900)	(559,900)

Balance as of December 31, 2017	61,982,181	$61,982	150,000	$12,000	30,000	$30	$3,141,639	$(2,621,252)	$594,399

Proceeds from Issuance of Common Stock	3,203,334	3,204	-	-	-	-	318,797	-	322,001

Unissued Common Stock	-	-	3,633,333	348,000	-	-	-	-	348,000

Warrants Issued for Services	-	-	-	-	-	-	78,073	-	78,073

Shares issued for services	435,000	435	-	-	-	-	82,865	-	83,300

Options Isssued for Services	-	-	-	-	-	-	232,938	-	232,938

Stock subscriptions	-	-	-	(150,000)	-	-	-	-	(150,000)

Shares issued for conversion of debt	210,000	210	(150,000)	(12,000)	-	-	29,790	-	18,000

Net loss for year ended December 31, 2018	-	-	-	-	-	-	-	(1,040,459)	(1,040,459)

Balance as of December 31, 2018	65,830,515	$65,831	3,633,333	$198,000	30,000	$30	$3,884,102	$(3,661,711)	$486,252

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,040,459)	$(559,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (Loss) of Settlement of Debt	12,000	(151,324)
Depreciation	120,050	50,021
Stock Compensation	442,311	31,421
Change in Operating Assets and Liabilities:
Advanced Commissions	16,000	(16,000)
Commitment Receivable	(9,000)	-
Accounts Payable and Accrued Expenses	5,723	81,705
Customer Prepayments	39,585	-
Due to Related Parties	-	-
Net Cash Used in Operating Activities	(413,790)	(564,077)

INVESTING ACTIVITIES
Software	-	(50,750)
Net cash provided by (used) in investing activities	-	(50,750)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	322,000	700,850
Proceeds from Common Stock to be Issued	150,000	-
Repayment of Note Principal	(150,000)	(5,000)
Net Cash Provided by Financing Activities	322,000	695,850

Net Increase (Decrease) in Cash and Equivalents	(91,790)	81,023
Cash and Equivalents at Beginning of the Period	112,799	31,776
Cash and Equivalents at End of the Period	$21,009	$112,799

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$(640)	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Company issued 60,000 shares of Stock for payment of $6,000 accrued expenses	$6,000	$-
Company issued 500,000 shares of Stock for retirement of debt of $150,000	$-	$150,000
Company issued 200,000 shares of Stock for vendor services of $19,400	$-	$19,500
Company issued 4,000,000 shares of Stock for payment of software valued at $520,000	$-	$520,000
Company issued a note for $150,000 as payment for software	$-	$150,000
Company issued 150,000 shares of Stock in settlement of accounts payable of $15,000	$-	$15,000
Company issued 150,000 shares of Stock for retirement of debt of $12,000	$12,000	$-

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The CyberloQ Vault is a “cloud based’ security protocol that allows clients the ability to send/receive secure DATA without having to use traditional e-mail which is prone to a breach. This CyberloQ service uses CLOUD BASED encryption and a secure web portal to send/receive confidential DATA, the SENDER and RECEIVER both must have authenticated their position within the prescribed GEO coordinates as well as authenticate their mobile devices prior to SENDING/RECEIVING any DATA. Thus rendering a hack or breach utterly useless for the encrypted DATA is unusable without the CyberloQ authentication component.

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

Moreover, on March 30, 2017 the Company entered into certain agreements with Swiss Venture Trust, a subsidiary of XCELL Security House, S.A. of Lausanne, Switzerland whose President, Lynnwood Farr, is a member of the Company’s Board of Directors. On December 31, 2018 the agreements were mutually terminated by both parties since the projects contemplated by the agreements were no longer moving forward. The parties are in the process of renegotiating the details of their relationship, and the terms of any new contracts will be disclosed when finalized.

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

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and the rules of the Securities and Exchange Commission. All amounts are presented in U.S. dollars. The Company has adopted a December 31 fiscal year end.

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

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2018 and December 31, 2017, the Company had no in deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ending December 31, 2018 and 2017, we expensed $30,642 and $0 in expenditures on research and development, respectively. Of the $30,642 paid in 2018, none was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the periods ending December 31, 2018 and December 31, 2017 the Company had not experienced impairment losses on its long-lived assets.

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606). The adoption of ASC 606 resulted in changes to the Company’s accounting policies for revenue recognition previously recognized under ASC 605 (Legacy GAAP), as detailed below. However, since the Company had not earned any revenue prior to adopting ASC 606, this policy change had no effect on any financial statements from prior periods, thus no adjustments have been made to any prior periods related to the adoption of ASC 606.

Revenue Recognition Policy

Under ASC 606, the Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. To achieve the core principle of ASC 606, the Company performs the following steps:

1) Identify the contract(s) with a customer;

2) Identify the performance obligations in the contract;

3) Determine the transaction price;

4) Allocate the transaction price to the performance obligations in the contract; and

5) Recognize revenue when (or as) we satisfy a performance obligation.

The Company derives its revenue from two sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s TurnScor® and CyberloQ™ products and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services and other revenue, which consists primarily of certain performance obligations related to set-up, ingestion, consulting and training fees. The Company’s subscription arrangements provide customers the right to access the Company’s hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement.

As of December 31, 2018, the Company has $0 in contract assets, however there is a commitment receivable of $9,000 from a customer’s non-refundable two year (beginning August 28, 2018) service contract, as well as a contract liability of $39,585 to perform on that contract. The commitment receivable is past due, but has been fully received in January 2019. This contract liability will be reduced by $2,083 per month as the Company provides a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes and earns and recognizes related revenue.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2018 and 2017 was $13,192 and $0 respectively.

Income Taxes

Deferred income taxes are provided using the liability method (in accordance with ASC 740) whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all-of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

At December 31, 2018 and December 31, 2017 the Company has 1,125,000 and 1,750,000 warrants as well as 1,200,000 and 0 options, issued (respectively) that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Stock Based Compensation

The Company adopted FASB ASC Topic 718 – Compensation – Stock Compensation (formerly SFAS 123R), which establishes the use of the fair value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock-based compensation the Company recognizes an expense in accordance with FASB ASC Topic 718 and values the equity securities based on the fair value of the security on the date of grant. Stock option and warrant awards are valued using the Black-Scholes option-pricing model, which according to ASC 820-10 is a level 3 value on the hierarchy.Black Scholes assumptions were calculated using stock price at grant date between $0.29 to $0.149; exercise prices between $0.15 to $0.20: life expectancy between 5 years to ½ year; and volatility ranging from 163% to 68%.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company adopted ASU 2016-08 in January 2018. Prior to that time the Company had no material income and the Company will report gross revenue and agent considerations as separate line items upon revenue receipt.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	December 31, 2018	December 31, 2017
Software and computer equipment	$720,750	$720,750
Less: accumulated depreciation	(170,071)	(50,022)
Property and equipment, net	$550,679	$670,728

Depreciation expense was $120,050 and $50,022 for the periods ended December 31, 2018 and 2017, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $3,661,711 as of December 31, 2018 that includes a loss of $1,040,459 for the year ended December 31, 2018. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of December 31, 2018 and December 31, 2017.

The Company has an agreement to issue 3,333,333 common shares for $300,000 by March 31, 2019. Currently, the Company has collected $150,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $150,000 is collected, the Company will issue the entire 3,333,333 common shares. In addition, the Company has 300,000 shares of common stock to be issued to officers as of December, 31, 2019, these shares are valued at $48,000 and will be issued during the first quarter of 2019.

During fiscal year 2018, the Company received $322,000 in payment for 3,203,334 shares of common stock; received $83,300 in services for 435,000 shares of common stock. Also during the same period, the Company issued 60,000 shares of common stock in payment of $6,000 of accrued legal fees, recognizing a loss on settlement of debt of $12,000; and a conversion of $12,000 of debt into 150,000 shares, these shares were previously recorded as “Shares to be Issued” in the Balance Sheet. There were 65,830,515 shares of common stock issued and outstanding as of the period end.

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

NOTE 5 – COMMITMENTS

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

In 2015, in conjunction with a proposed TurnScor Card platform, the Company signed three Investor Royalty and Warrant Agreements with four parties. In exchange for the funds contributed by the four parties, the Company agreed to:

1.	Pay the investors monthly residuals of 2.0% to 5% per month on the gross revenue after expenses generated by the Company’s primary platform in conjunction with the Company’s TurnScor Card;

2.	Pay the investors a residual in perpetuity on 2% to 5% of all sub-platform revenue generated; and

3.	Issue warrants to investors all of which have either been exercised or expired except for one individual that has two unexercised warrants: one to purchase 250,000 shares of common stock at $0.15 per share that expires in November of 2019, and another to purchase 250,000 shares of common stock at $0.20 per share that expires in November of 2020.

The Company does not plan to proceed with the TurnScor Card at this time.

During fiscal year 2018, the Company wrote off $17,646 in advanced commissions paid to a sales person who dissolved their contractor agreement with the Company.

NOTE 6 – RELATED PARTY TRANSACTIONS

Acquisition of Cyberloq™

During 2017, the Company acquired the CyberloQ™ banking fraud prevention technology. (the “Technology”) Pursuant to the asset purchase agreement, the prior license agreement between the Company and CartenTech LLC was terminated, and the Company is now the exclusive owner of the CyberloQ™ banking fraud prevention technology along with all intellectual property rights associated with the Technology which is copyrighted with the United States Copyright Office. The owner of CartenTech LLC is Mark Carten, who is also a director of ACRT and its Chief Technology Officer. On July 28, 2017, the Company purchased the Technology with a value of $720,000. As consideration for the acquisition of and all rights to the Technology, CartenTech LLC received: (a) payment of $50,000, (b) a note for $150,000, and (c) 4,000,000 shares of the Company’s common stock. The software is being depreciated over its useful life of six-years in conjunction with the Company’s depreciation policy.

Issuance of Warrants/Options

The following is a summary of the warrants issued in connection with common stock:

Date	11/30/15	11/30/15	6/28/16	12/21/17	Weighted Avg.
Warrants	250,000	250,000	625,000	625.000	-
Exercise price	$0.15	$0.20	$0.20	$0.20	-
Expected life	4 year	5 year	3 year	6 months	-
Unexpired 12/31/17	250,000	250,000	625,000	625,000	$0.1929
Unexpired 12/31/18	250,000	250,000	625,000	0	$0.1889

The following is a summary of the options issued in connection with common stock:

Date	FY 2017	FY2018	Weighted Avg.
Options	100,000	1,100,000	-
Exercise price	$0.15	$0.15	-
Expected life	5 year	5 year	-
Unexpired 12/31/17	100,000	-	$0.15
Unexpired 12/31/18	100,000	1,100,000	$0.15

In 2016 and 2017, Rex Schuette, one of the Company’s directors, was issued two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expired on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expires on June 28, 2019. Both warrants are exercisable at $0.20 per share. The Company revalued the warrants based on information that has come forward that caused a recalculation of the 1,250,000 warrants value from the $51,592 (as disclosed in the December 31, 2017 footnote) to the corrected amount $96,643. This re-valuation had no material impact on 2017, given that the majority of expense was recorded in 2018 and 2019. The Company has issued non-qualified options to an independent contractor, during 2018 there have been 1,200,000 options issued to this contractor. All options are exercisable at $0.15 per share and have a 5 year life. All non-expired warrants are being expensed ratably through expiration; all non-expired options are expensed as stock compensation is vested. As of December 31, 2018, the remaining non-expired warrant amount to be expensed is $18,570; the amount expensed during the year for these warrants is $78,073 and for options is $232,938. The total number of warrants and options outstanding as of December 31, 2018 is 1,125,000 and 1,200,000 respectively.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	December 31, 2018	December 31, 2017
Loans payable - stockholders	$45,000	$50,000
Loans from related parties	$0	$145,000

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a shareholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principle balance of $45,000, a stated interest rate of 0% and an extended due date of March 31, 2019.

On October 26, 2013 the Company issued a promissory note of $150,000. On September 28, 2017 the total amount of $160,900 was converted to 500,000 shares of stock for a value of $150,000 and recorded other income gain of $10,900 by the Company.

Loans from Related Parties

As set forth above, during 2017 the Company acquired the intellectual property and ownership rights to CyberloQ™ from Carten Tech, LLC. The owner was the Company’s Chief Technology Officer, Mark Carten. The purchase included $50,000 in cash, a non-interest bearing note payable of $150,000, and 4,000,000 shares of Common Stock. The note has been paid in full, the balance of this note payable as of December 31, 2018 is $0.

NOTE 7 – CONVERTIBLE NOTES-STOCKHOLDERS

On June 26, 2012 the company issued a note to a shareholder for $12,000. Principal and interest were not originally recognized on this note in 2012. On December 29, 2017 this note was converted to 150,000 shares of common stock and the Company recognized the transaction as stock compensation expense upon such conversion.

NOTE 8 – INCOME TAXES

At December 31, 2018, the Company had available federal net operating loss carry forwards to reduce future taxable income. The amount available was approximately $2,880,927 for federal purposes. The federal net operating loss carry forwards begin to expire in 2028. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. Accordingly, the Company has recognized a valuation allowance that offsets the deferred tax asset for this benefit.

FASB ASC Topic 740 – Income Taxes (formerly SFAS 109) requires that the Company establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with net operating loss carry forwards, the utilization of the Company’s net operating loss carry- forward will likely be limited as a result of cumulative changes in stock ownership. The Company has not recognized a deferred asset and, as a result, the change in stock ownership will not result in any change to the valuation allowances. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The provision for Federal income tax consists of the following:

	For the Year Ended December 31,
	2018	2017
Federal income tax benefit attributable to:
Net operating loss	$218,496	$136,491
Less: valuation allowance	$(218,496)	$(136,491)
Provision for Federal tax benefit	$-	$-

The Tax Cuts and Jobs Act of 2018 will reduce the dollar value of the net operating loss carry-forwards due to the corporate tax rate decrease to 21%. However, the actual benefit will remain because, if allowed, the losses from prior years will offset taxable income in future years regardless of the tax rate. The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	For the Year Ended December 31,
	2018	2017
Deferred tax assets attributable to:
Net operating loss carryover	$604,995	$837,351
Less: valuation allowance	$(604,995)	$(837,351)
Net deferred tax assets	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is current on all income tax filings. The Company is subject to U.S. federal or state income tax examinations by tax authorities for three years following the filing of such returns. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL’s and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

NOTE 9 – SUBSEQUENT EVENTS

As of January 7, 2019, the Company has received all remaining funds on the $9,000 commitment receivable.

On January 28, 2019, the Company entered into a contract with a software developing company in Poland for the creation of a blockchain network. The agreed upon fee is $15,750, and the completion date is estimated to be March 10, 2019.

On January 31, 2019, Advanced Credit Technologies, Inc. (the “Company”) entered into an agreement with The Diabetic Help Centers LLC (“TDHC”) to provide TDHC with an interactive database for use in the keeping and safeguarding of medical records. The Company will also be developing and attaching a private blockchain to the SQL database and further securing the database through use of the Company’s CyberloQTM technology. The January 14, 2019 contract stipulates an estimated completion date of Mid-March 2019, and the Company will charge $50,000 for the development as well as a monthly usage fee which are dependent on volume usage.

On February 22, 2019, the Company issued 200,000 shares of common stock at $0.10 per share, for a total of $20,000 cash.

As of February 22, 2019, the Company has received $75,000 of the $150,000 stock subscription receivable, leaving a balance in the stock subscription of $75,000.

Other than the foregoing, the Company is not aware of any subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

