Form 10-Q
period 2019-03-31
ADVANCED CREDIT TECHNOLOGIES INC
filed 2019-05-15
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”and “smaller reporting company”in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common	ACRT	OTC Pink

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2019, there were 66,955,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 183 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

Advanced Credit Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended March 31, 2019

2

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	General economic and industry conditions;
●	Out history of losses, deficits and negative operating cash flows;
●	Our limited operating history;
●	Industry competition;
●	Environmental and governmental regulation;
●	Protection and defense of our intellectual property rights;
●	Reliance on, and the ability to attract, key personnel;
●	Other factors including those discussed in “Risk Factors” in this quarterly report on Form 10-Q and our incorporated documents.

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

In this annual report on Form 10-Q, the terms “ACRT,” “Company,” “we,” “us” and “our” refer to Advanced Credit Technologies, Inc. and its wholly-owned subsidiary CyberloQ Technologies, LTD.

3

Item 1. FINANCIAL STATEMENTS

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$23,042	$21,009
Commitment Receivable	-	9,000
Total Current Assets	23,042	30,009

Fixed Assets
Software and Computer Equipment, Net	536,416	550,679
Total Fixed Assets	536,416	550,679

Total Assets	$559,458	$580,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$23,568	$9,851
Customer Prepayments	43,336	39,585
Loans Payable – Stockholders	45,000	45,000
Total Current Liabilities	111,904	94,436

Total Liabilities	111,904	94,436

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock: $0.001 par value,100,000,000 shares authorized; 66,030,515 and 65,830,515 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	$66,031	$65,831

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	30	30

Shares to be Issued: 3,633,333 common shares as of both March 31, 2019 and December 31, 2018	348,000	348,000

Stock Subscription Receivable	(75,000)	(150,000)

Additional Paid in Capital	$3,913,187	$3,884,102

Accumulated Deficit	(3,804,694)	(3,661,711)

Total Stockholders’ Equity	447,554	486,252

Total Liabilities and Stockholders’ Equity	$559,458	$580,688

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue
Service Revenue	$6,249	$-
Total Revenue	6,249	-

Operational Expense
Professional Fees	27,704	28,814
Research	1,028	1,500
Stock Compensation	9,285	29,751
Officer’s Compensation	67,500	69,989
Travel and Entertainment	5,477	15,696
Rent	150	150
Depreciation	30,012	30,013
Computer and Internet	3,474	2,010
Office Supplies and Expenses	784	1,875
Other Operating Expenses	3,733	12,550
Total Operating Expenses	149,147	192,348

Loss from Operations	(142,898)	(192,348)

Other Income (Expense)
Gain (Loss) of Settlement of Debt	-	(12,000)
Interest	(85)	-

Total Other Income (Expenses)	(85)	(12,000)

Provision for Income Taxes	-	-

Net Loss	$(142,983)	$(204,348)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	66,001,474	62,849,907

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

From January 1, 2018 to March 31, 2019

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	61,982,181	$61,982	150,000	$12,000	30,000	$30	$3,141,639	$(2,621,252)	$594,399

Proceeds from Issuance of Common Stock	1,000,000	1,000	-	-	-	-	99,000	-	100,000

Warrants Issued for Services	-	-	-	-	-	-	29,753	-	29,753

Shares issued for conversion of debt	60,000	61			-	-	17,939	-	18,000

Net loss for quarter ended March 31, 2018	-	-	-	-	-	-	-	(204,348)	(204,348)

Balance as of March 31, 2018	63,042,181	$63,043	150,000	$12,000	30,000	$30	$3,288,331	$(2,825,600)	$537,804

Proceeds from Issuance of Common Stock	183,334	182	-	-	-	-	19,817	-	19,999

Warrants Issued for Services	-	-	-	-	-	-	29,751	-	29,751

Shares issued for conversion of debt	150,000	150	(150,000)	(12,000)	-	-	11,850	-	-

Net loss for quarter ended June 30, 2018	-	-	-	-	-	-	-	(157,377)	(157,377)

Balance as of June 30, 2018	63,375,515	$63,375	-	$-	30,000	$30	$3,349,749	$(2,982,977)	$430,177

Proceeds from Issuance of Common Stock	2,020,000	2,020	-	-	-	-	199,980	-	202,000

Unissued Common Stock	-	-	-	100,000	-	-	-	-	100,000

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Shares issued for services	435,000	436	-	-	-	-	82,864	-	83,300

Options Isssued for Services	-	-	-	-	-	-	203,536	-	203,536

Net loss for quarter ended September 30, 2018	-	-	-	-	-	-	-	(473,623)	(473,623)

Balance as of September 30, 2018	65,830,515	$65,831	-	$100,000	30,000	$30	$3,845,414	$(3,456,600)	$(554,675)

Unissued Common Stock	-	-	-	(150,000)	-	-	-	-	(150,000)

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Shares issued for services	-	-	-	48,000	-	-	-	-	48,000

Options Isssued for Services	-	-	-	-	-	-	29,403	-	29,403

Stock subscriptions	-	-	-	200,000	-	-	-	-	200,000

Shares issued for conversion of debt	-	-	-	-	-	-	-	-	-

Net loss for quarter ended December 31, 2018	-	-	-	-	-	-	-	(205,111)	(205,111)

Balance as of December 31, 2018	65,830,515	$65,831	-	$198,000	30,000	$30	$3,884,102	$(3,661,711)	$486,252

Proceeds from Issuance of Common Stock	200,000	200					19,800	-	20,000

Warrants Issued for Services							9,285	-	9,285

Stock subscriptions				75,000				-	75,000

Net loss for the quarter ended March 31, 2019	-	-	-	-	-	-	-	(142,983)	(142,983)

Balance as of March 31, 2019	66,030,515	66,031	-	273,000	30,000	30	3,913,187	(3,804,694)	447,554

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2019	2018
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(142,983)	$(204,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (Loss) of Settlement of Debt	-	12,000
Depreciation	30,012	30,013
Stock Compensation	9,285	29,751
Change in Operating Assets and Liabilities:
Advanced Commissions	-	(24,146)
Commitment Receivable	9,000	-
Accounts Payable and Accrued Expenses	13,718	15,850
Customer Prepayments	3,751	-
Net Cash Used in Operating Activities	(77,217)	(140,880)

INVESTING ACTIVITIES
Software	(15,750)	-
Net cash provided by (used) in investing activities	(15,750)	-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	20,000	100,000
Proceeds from Common Stock to be Issued	75,000	-
Repayment of Note Principal	-	(25,000)
Net Cash Provided by Financing Activities	95,000	75,000

Net Increase (Decrease) in Cash and Equivalents	2,033	(65,880)
Cash and Equivalents at Beginning of the Period	21,009	112,799
Cash and Equivalents at End of the Period	$23,042	$46,919

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$(85)	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Company issued 60,000 shares of Stock for payment of $6,000 accrued expenses	$-	$6,000
Company issued 150,000 shares of Stock for retirement of debt of $12,000	$-	$12,000

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

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on From 10-K for the fiscal year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of March 31, 2019 and December 31, 2018, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ending March 31, 2019 and 2018, we expensed $1,028   and $1,500, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of March 31, 2019 and December 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

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

The Company derives its revenue from two sources: (1) subscription revenues, which are comprised of subscription fees from customers utilizing the Company’s TurnScor®, CyberloQ™ and CyberloQ Vault products and from customers purchasing additional support beyond the standard support that is included in the basic subscription fees; and (2) related professional services and other revenue, which consists primarily of certain performance obligations related to set-up, ingestion, consulting and training fees. The Company’s subscription arrangements provide customers the right to access the Company’s hosted software applications. Customers do not have the right to take possession of the Company’s software during the hosting arrangement.

As of March 31, 2019, the Company had $0   in contract assets, as well as a contract liability of $43,336 to perform on contracts. As of December 31, 2018, the Company has $0 in contract assets, however there was a commitment receivable of $9,000 from a customer’s non-refundable two year (beginning August 28, 2018) service contract, as well as a contract liability of $39,585 to perform on that contract as of December 31, 2018. The contract liability will be reduced by $2,083 per month as the Company provides a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes and earns and recognizes related revenue.

	Contract Asset	Contract Liability
December 31, 2018	$0	$39,585
Less revenue earned and recognized	-	(6,249)
March 31, 2019	$0	$33,336

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the periods ended March 31, 2019 and 2018 were $2,440 and $0, respectively.

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

At March 31, 2019 and December 31, 2018 the Company has 1,125,000 and 1,125,000 warrants as well as 1,200,000 and 1,200,000 options issued (respectively) that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Stock Based Compensation

The Company adopted FASB ASC Topic 718 – Compensation – Stock Compensation (formerly SFAS 123R), which establishes the use of the fair value-based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. For stock-based compensation, the Company recognizes an expense in accordance with FASB ASC Topic 718 and values the equity securities based on the fair value of the security on the date of grant. Stock option and warrant awards are valued using the Black-Scholes option-pricing model, which according to ASC 820-10 is a level 3 value on the hierarchy. Black Scholes assumptions were calculated using stock price at grant date between $0.29 to $0.149; exercise prices between $0.15 to $0.20: life expectancy between ½ year to 5 years; and volatility ranging from 163% to 68%.

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. The accounting for nonemployee awards will now be substantially the same as current guidance for employee awards. ASU 2018-07 impacts all entities that issue awards to nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations, as well as to nonemployees of an equity method investee that provide goods or services to the investee that are used or consumed in the investee’s operations. ASU 2018-07 aligns the measurement-date guidance for employee and nonemployee awards using the current employee model, meaning that the measurement date for nonemployee equity-classified awards generally will be the grant date, while liability-classified awards generally will be the settlement date. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has determined that there is no retroactive effect on its financial reports from the adoption of this standard. The Company adopted ASU 2018-07 on January 1, 2019.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	March 31, 2019	December 31, 2018
Software and computer equipment	$736,500	$720,750
Less: accumulated depreciation	(200,084)	(170,071)
Property and equipment, net	$536,416	$550,679

Depreciation expense was $30,012 and $30,013 for the periods ended March 31, 2019 and 2018, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $3,804,694 as of March 31, 2019 that includes a loss of $142,983   for the quarter ended March 31, 2019. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of March 31, 2019 and December 31, 2018.

The Company has an agreement to issue 3,333,333 common shares for $300,000 by March 31, 2019. Currently, the Company has collected $225,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $75,000 is collected, the Company will issue the entire 3,333,333 common shares. In addition, the Company has 300,000 shares of common stock to be issued to officers as of March 31, 2019  , these shares are valued at $48,000 and will be issued during the second quarter of 2019.

During 2018, the Company received $322,000 in payment for 3,203,334 shares of common stock; received $83,300 in services for 435,000 shares of common stock. Also during the same period, the Company issued 60,000 shares of common stock in payment of $6,000 of accrued legal fees, recognizing a loss on settlement of debt of $12,000; also, the Company converted $12,000 of debt into 150,000 shares, these shares were previously recorded as “Shares to be Issued” in the Balance Sheet. There were 65,830,515 shares of common stock issued and outstanding as of December 31, 2018.

During 2019, the Company received $20,000 in payment for 200,000 shares of common stock. There were 66,030,515 shares of common stock issued and outstanding as of March 31, 2019.

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

In 2015, in conjunction  with a proposed TurnScor Card platform, the Company signed Investor Royalty and Warrant Agreements with four parties. In exchange for the funds contributed by the four parties, the Company agreed to:

1.	Pay the investors monthly residuals of 2.0% to 5% per month on the gross revenue after expenses generated by the Company’s primary platform in conjunction with the Company’s TurnScor Card;

2.	Pay the investors a residual in perpetuity on 2% to 5% of all TurnScor Card sub-platform revenue generated; and

3.	Issue warrants to investors all of which have either been exercised or expired.

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

Issuance of Warrants/Options

All warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued in connection with common stock:

Date	11/30/15	11/30/15	6/28/16	Wtd. Avg. Life	Wtd. Avg. Price
Warrants	250,000	250,000	625,000		-
Exercise price	$0.15	$0.20	$0.20		-
Expected life	4 year	5 year	3 year		-
Unexpired 12/31/18	250,000	250,000	625,000	3.667 years	$0.1889
Unexpired 3/31/19	250,000	250,000	625,000	3.667 years	$0.1889

The following is a summary of the options issued in connection with common stock:

Date	FY 2017	FY2018	Wtd. Avg. Life	Wtd. Avg. Price
Options	100,000	1,100,000	-
Exercise price	$0.15	$0.15	-
Expected life	5 year	5 year	-
Unexpired 12/31/18	100,000	1,100,000	5 years	$0.15
Unexpired 3/31/19	100,000	1,100,000	5 years	$0.15

In 2016 and 2017, Rex Schuette, one of the Company’s directors, was issued two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expired on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expires on June 28, 2019. Both warrants are exercisable at $0.20 per share. The Company revalued the warrants based on information that has come forward that caused a recalculation of the 1,250,000 warrants value from the $51,592 (as disclosed in the December 31, 2017 footnote) to the corrected amount $96,643. This re-valuation had no material impact on 2017, given that the majority of expense was recorded in 2018 and 2019. The Company has issued non-qualified options to an independent contractor, during 2018 there have been 1,200,000 options issued to this contractor. All options are exercisable at $0.15 per share and have a 5 year life. All non-expired warrants are being expensed ratably through expiration; all non-expired options are expensed as stock compensation is vested. As of March 31, 2019, the remaining non-expired warrant amount to be expensed is $9,285; the amount expensed during the period for these warrants is $9,285 and for options is $0. The total number of warrants and options outstanding as of March 31, 2019 is 1,125,000 and 1,200,000 respectively.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	March 31, 2019	December 31, 2018
Loans payable - stockholders	$45,000	$45,000
Loans from related parties	$0	$0

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a shareholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principle balance of $45,000, a stated interest rate of 0% and an extended due date of March 31, 2019. The Company is in default on this loan.

Loans from Related Parties

There are no loans from related parties at this time.

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2019, the Company entered into an independent contractor agreement with a member of its board of directors to provide sales related management to the Company. As compensation, the contractor will receive 2.5% of gross revenues of the Company, paid on a quarterly basis.

On April 3, 2019, the Company issued 625,000 shares of common stock for $62,500.

On April 11, 2019, the Company paid $5,000 toward the $45,000 owed to a stockholder as of March 31, 2019. The Company is in default on the remaining balance of $40,000.

On April 11, 2019, the Company issued 300,000 shares to officers in conjunction with their 2018 service agreement. These shares have previously been recorded as “Shares to be Issued” in the balance sheet.

Other than the foregoing, the Company is not aware of any subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2018. Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

The Company currently has three officers — its President, Vice-President and Chief Technology Officer. The Company does not have any employees of the Company at this time.

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2019, the Company’s assets were $559,458 compared to $580,688 in assets as of December 31, 2018. The change in the Company’s financial condition can be attributed to $30,012 in depreciation expense which reduced the Company’s long-lived assets from $550,679 to $536,416 along with a decrease in current assets from $30,009 to $23,042.

As of March 31, 2019, the Company’s liabilities were $111,904 compared to $94,436 in liabilities as of December 31, 2018. This change in the Company’s financial condition was due to an increase of $13,717 in accounts payable and accrued expenses, along with an increase of $3,751 in customer prepayments.

Net cash used in operating activities for the three month period ending March 31, 2019 was $92,967 compared to net cash used in operating activities for the three month period ending March 31, 2018 of $140,880. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the three months ended March 31, 2019 include depreciation of $30,012 and stock compensation of $9,285.

Net cash provided by financing activities was $95,000 for the three month period ending March 31, 2019 as opposed to $75,000 for the three month period ending March 31, 2019.

The Company only had gross revenue of $6,249 in the first quarter of 2019 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2019. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three Months Ended March 31, 2018 and 2019

Company revenue was $6,249 in the three months ended March 31, 2019 as opposed to $0 for the three months ended March 31, 2018, and the Company’s operating expenses were $149,147 for the three months ended March 31, 2019 as opposed to $192,348 for the three months ended March 31, 2018. This decrease in operating expenses was primarily due to the following factors.

The Company had professional fees expenses of $27,704 for the three month period ended March 31, 2019, compared to $28,814 in professional fees expenses for the three month period ended March 31, 2018. This decrease inprofessional fees paid was primarily a result of one-time expenses associated with the Company’s change in auditor.

The Company had stock compensation expense of $9,285 for the three month period ended March 31, 2019, compared to $29,751 in stock compensation expense for the three month period ended March 31, 2018. This decrease in stock compensation expense was primarily a result of one-time non-cash expenses associated with the expiration of warrants issued to one of the Company’s directors.

The Company had travel and entertainment expenses of $5,477 during the three month period ending March 31, 2019 compared to $15,696 for the three month period ended March 31, 2018. This decrease in travel and entertainment expenses was as a result of decreased business travel in the first quarter of 2019.

The Company had other operating expenses of $3,733 during the three month period ended March 31, 2019 as opposed to $12,550 during the three month period ended March 31, 2018. This decrease in other operating expenses was due to certain one-time expenses related to web design for the Company.

The foregoing decreases in operating expenses were partially offset by an increase in research expenses as well as increase in computer and internet expenses.

The Company paid research expenses of $1,028 during the three month period ended March 31, 2019 as opposed to $1,500 during the three month period ended March 31, 2018.

The Company paid computer and internet expenses of $3,474 during the three month period ended March 31, 2019 as opposed to $2,010 during the three month period ended March 31, 2018. This increase in computer and internet expenses was due to the Company’s development of its blockchain technology which requires increased data storage.

Finally, there was no material change in the Company’s officer compensation expenses, rent expenses, depreciation expenses and office supplies and expenses in the first quarter of 2019 as compared to the first quarter of 2018.

As a result of the foregoing, the Company experienced a net loss from operations of $142,898 in the three months ended March 31, 2019 compared to a net loss from operations of $192,348 in the three months ended March 31, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregatoin of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2019, the Company raised $20,000 for the operations of the Company through the unregistered sale of 200,000 shares of restricted common stock.

In addition, the Company has an agreement to issue 3,333,333 common shares for $300,000 by March 31, 2019. Currently, the Company has collected $225,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $75,000 is collected, the Company will issue the entire 3,333,333 common shares. In addition, the Company has 300,000 shares of common stock to be issued to officers as of December, 31, 2019, these shares are valued at $48,000 and were issued in the second quarter of 2019.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended March 31, 2019, but not reported.

ITEM 5. EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the quarterly report on Form 10-Q or have been incorporated into the report by reference.

Exhibit	Description
3.1(i)	Articles of Incorporation*
3.2(i)	Amended Articles of Incorporation dated May 4, 2010*
3.3(i)	Amended Articles of Incorporation dated May 5, 2017**
3.4(ii)	By-Laws***
14.1	Code of Ethics***
14.2	Related-Party Transactions Policy***
14.3	Anti-Corruption Policy***
16.1	Letter re Change in Certifying Accountant ****
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer & Principal Financial Officer.*****
32.1	Section 1350 Certification of the Principal Executive Officer & Principal Financial Officer.*****
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.******

*	Incorporated by reference through the Registration Statement on form S-1 filed with the Commission on October 26, 2010. (101141203)
**	Incorporated by reference through the Quarterly Report on form 10-Q filed with the Commission on May 11, 2017. (17832815)
***	Incorporated by reference through the Current Report on form 8-K filed with the Commission on November 6, 2017.
****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on May 19, 2017.
*****	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
******	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: 05/15/19		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: 05/15/19		Mark Carten, Director

	By:	/s/ Lynnwood Farr
Date: 05/15/19		Lynnwood Farr, Director

	By:	/s/ Enrico Giordano
Date: 05/15/19		Enrico Giordano, Director

	By:	/s/ Christopher Jackson
Date: 05/15/19		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: 05/15/19		Rex Schuette, Director

