Form 10-Q
period 2019-06-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2019-08-14
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of the date of this filing, there were 67,730,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 116 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

Advanced Credit Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended June 30, 2019

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

3

Item 1. FINANCIAL STATEMENTS

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$50,823	$21,009
Accounts Receivable	50,300	-
Commitment Receivable	-	9,000
Total Current Assets	101,123	30,009

Fixed Assets
Software and Computer Equipment, Net	505,748	550,679
Total Fixed Assets	505,748	550,679

Total Assets	$606,871	$580,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$19,856	$9,851
Deposits	$25,000	$-
Customer Prepayments	27,087	39,585
Loans Payable – Stockholders	35,000	45,000
Total Current Liabilities	106,943	94,436

Total Liabilities	106,943	94,436

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock: $0.001 par value,100,000,000 shares authorized; 67,580,515 and 65,830,515 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	$67,581	$65,831

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	30	30

Shares to be Issued: 3,333,333 and 3,483,333 common shares as of June 30, 2019 and December 31, 2018, respectively	300,000	348,000

Stock Subscription Receivable	(50,000)	(150,000)

Additional Paid in Capital	$4,093,922	$3,884,102

Accumulated Deficit	(3,911,605)	(3,661,711)

Total Stockholders’ Equity	499,928	486,252

Total Liabilities and Stockholders’ Equity	$606,871	$580,688

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$66,606	$-	$72,855	$-
Total Revenue	66,606	-	72,855	-

Operational Expense
Sales Commissions	9,941	-	9,941	-
Professional Fees	16,486	15,734	44,191	44,548
Research	5,165	-	6,193	1,500
Stock Compensation	9,285	29,751	18,570	59,503
Officer’s Compensation	67,500	67,500	135,000	137,489
Travel and Entertainment	19,578	8,215	25,055	23,910
Rent	150	225	300	375
Depreciation	30,669	30,013	60,681	60,025
Computer and Internet	6,300	1,648	9,774	3,658
Office Supplies and Expenses	2,046	1,444	2,830	3,320
Other Operating Expenses	6,381	2,534	10,114	15,084
Total Operating Expenses	173,501	157,064	322,649	349,412

Loss from Operations	(106,895)	(157,064)	(249,794)	(349,412)

Other Income (Expense)
Gain (Loss) of Settlement of Debt	-	-	-	(12,000)
Interest	(15)	(313)	(100)	(313)

Total Other Income (Expenses)	(15)	(313)	(100)	(12,313)

Provision for Income Taxes	-	-	-	-

Net Loss	$(106,910)	$(157,377)	$(249,894)	$(361,725)

Loss per common share-Basic and diluted	$(0.002)	$(0.002)	$(0.00)	$(0.006)

Weighted Average Number of Common Shares Outstanding Basic and diluted	67,016,348	63,180,885	66,804,556	63,052,145

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

From January 1, 2018 to June 30, 2019

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	61,982,181	$61,982	150,000	$12,000	30,000	$30	$3,141,639	$(2,621,252)	$594,399

Proceeds from Issuance of Common Stock	1,000,000	1,000	-	-	-	-	99,000	-	100,000

Warrants Issued for Services	-	-	-	-	-	-	29,753	-	29,753

Shares issued for conversion of debt	60,000	61			-	-	17,939	-	18,000

Net loss for quarter ended March 31, 2018	-	-	-	-	-	-	-	(204,348)	(204,348)

Balance as of March 31, 2018	63,042,181	$63,043	150,000	$12,000	30,000	$30	$3,288,331	$(2,825,600)	$537,804

Proceeds from Issuance of Common Stock	183,334	182	-	-	-	-	19,817	-	19,999

Warrants Issued for Services	-	-	-	-	-	-	29,751	-	29,751

Shares issued for conversion of debt	150,000	150	(150,000)	(12,000)	-	-	11,850	-	-

Net loss for quarter ended June 30, 2018	-	-	-	-	-	-	-	(157,377)	(157,377)

Balance as of June 30, 2018	63,375,515	$63,375	-	$-	30,000	$30	$3,349,749	$(2,982,977)	$430,177

Proceeds from Issuance of Common Stock	2,020,000	2,020	-	-	-	-	199,980	-	202,000

Unissued Common Stock	-	-	-	100,000	-	-	-	-	100,000

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Shares issued for services	435,000	436	-	-	-	-	82,864	-	83,300

Options Isssued for Services	-	-	-	-	-	-	203,536	-	203,536

Net loss for quarter ended September 30, 2018	-	-	-	-	-	-	-	(473,623)	(473,623)

Balance as of September 30, 2018	65,830,515	$65,831	-	$100,000	30,000	$30	$3,845,414	$(3,456,600)	$554,675

Unissued Common Stock	-	-	-	(150,000)	-	-	-	-	(150,000)

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Shares issued for services	-	-	-	48,000	-	-	-	-	48,000

Options Isssued for Services	-	-	-	-	-	-	29,403	-	29,403

Stock subscriptions	-	-	-	200,000	-	-	-	-	200,000

Shares issued for conversion of debt	-	-	-	-	-	-	-	-	-

Net loss for quarter ended December 31, 2018	-	-	-	-	-	-	-	(205,111)	(205,111)

Balance as of December 31, 2018	65,830,515	$65,831	-	$198,000	30,000	$30	$3,884,102	$(3,661,711)	$486,252

Proceeds from Issuance of Common Stock	200,000	200					19,800	-	20,000

Warrants Issued for Services							9,285	-	9,285

Stock subscriptions				75,000				-	75,000

Net loss for quarter ended March 31, 2019	-	-	-	-	-	-	-	(142,984)	(142,984)

Balance as of March 31, 2019	66,030,515	66,031	-	273,000	30,000	30	3,913,187	(3,804,695)	447,553

Proceeds from Issuance of Common Stock	1,250,000	1,250					123,750	-	125,000

Stock Issued for Services	300,000	300		(48,000)			47,700	-	-

Warrants Issued for Services							9,285	-	9,285

Stock subscriptions				25,000				-	25,000

Net loss for quarter ended June 30, 2019	-	-	-	-	-	-	-	(106,910)	(106,910)

Balance as of June 30, 2019	67,580,515	67,581	-	250,000	30,000	30	4,093,922	(3,911,605)	499,928

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2019	2018
	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net loss	$(249,894)	$(361,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (Loss) of Settlement of Debt	-	12,000
Depreciation	60,681	60,025
Stock Compensation	18,570	59,503
Change in Operating Assets and Liabilities:
Advanced Commissions	-	(1,646)
Accounts Receivable	(50,300)	-
Commitment Receivable	9,000	-
Accounts Payable and Accrued Expenses	10,005	17,672
Deposits	25,000	-
Customer Prepayments	(12,498)	6,832
Net Cash Used in Operating Activities	(189,436)	(207,339)

INVESTING ACTIVITIES
Software	(15,750)	-
Net cash provided by (used) in investing activities	(15,750)	-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	145,000	120,000
Proceeds from Common Stock to be Issued	100,000	-
Repayment of Note Principal	(10,000)	(25,000)
Net Cash Provided by Financing Activities	235,000	95,000

Net Increase (Decrease) in Cash and Equivalents	29,814	(112,339)
Cash and Equivalents at Beginning of the Period	21,009	112,799
Cash and Equivalents at End of the Period	$50,823	$460

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$(100)	$313
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Company issued 60,000 shares of Stock for payment of $6,000 accrued expenses	$-	$6,000

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of June 30, 2019 and December 31, 2018, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ending June 30, 2019 and 2018, we expensed $6,193 and $1,500, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of June 30, 2019 and December 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

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

As of June 30, 2019, the Company had $0 in contract assets, as well as a contract liability of $37,087 to perform on contracts. As of December 31, 2018, the Company has $0 in contract assets, however there was a commitment receivable of $9,000 from a customer’s non-refundable two year (beginning August 28, 2018) service contract, as well as a contract liability of $39,585 to perform on that contract as of December 31, 2018. The contract liability will be reduced by $2,083 per month as the Company provides a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes and earns and recognizes related revenue.

	Contract Asset	Contract Liability
December 31, 2018	$0	$39,585
Less: revenue earned and recognized	-	(12,498)
June 30, 2019	$0	$27,087

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the periods ended June 30, 2019 and 2018 were $4,769 and $11,418, respectively.

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

At June 30, 2019 and December 31, 2018 the Company has 500,000 and 1,125,000 warrants as well as 1,200,000 and 1,200,000 options issued (respectively) that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding.

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

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	June 30, 2019	December 31, 2018
Software and computer equipment	$736,500	$720,750
Less: accumulated depreciation	(230,752)	(170,071)
Property and equipment, net	$505,748	$550,679

Depreciation expense was $30,669 and $60,681; $30,013 and 60,025 for the three and six month periods ended June 30, 2019 and 2018, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $3,911,605 as of June 30, 2019 that includes a loss of $106,910 for the quarter ended June 30, 2019. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – DEPOSITS

The Company holds amounts payable to others as “deposits”, these include; $15,000 prepaid stock purchase whose stock subscription agreement is dated July 2019; $10,000 down payment from a customer to secure future services.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of June 30, 2019 and December 31, 2018.

The Company has an agreement to issue 3,333,333 common shares for $300,000 by June 30, 2019. Currently, the Company has collected $250,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $50,000 is collected, the Company will issue the entire 3,333,333 common shares. In addition, the Company received a $15,000 deposit to purchase 150,000 shares of common stock which were subscribed and issued in July.

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

During 2019, the Company received $145,000 in payment for 1,450,000 shares of common stock; issued 300,000 shares to officers in conjunction with their 2018 service agreement, which were previously recorded as “Shares to be Issued” in the balance sheet. There were 67,580,515 shares of common stock issued and outstanding as of June 30, 2019.

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

NOTE 6 – COMMITMENTS

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

The Company has commission agreements as follows:

An agreement with a shareholder and officer of the Company stating that the executive will be entitled to a two-and-a half-percent (2.5%) commission of the gross revenue recorded by the Company for any customer contracts that are closed by the Company at the time of and during the duration of the agreement. These commissions are payable quarterly upon receipt of customer revenues.

An agreement with an independent company granting that company a non-exclusive, non-transferable license to provide the CyberloQ Vault Services to its customers and the revenues derived will be divided 50/50 between that independent company and Advanced Credit Technologies Inc.

An agreement with two sales managers granting each manager a 1% commission on the gross revenue of the Company. These commissions are payable quarterly upon receipt of customer revenues.

A one year renewable agreement with an independent company granting that company a non-exclusive, non-transferable license to provide the CyberloQ Vault Services to a certain territory and for a defined term. The independent company will pay Advanced Credit Technologies, Inc. a monthly fee of $100. Advanced Credit Technologies will pay a commission of 90% less transaction fees.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Issuance of Warrants/Options

All warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued in connection with common stock:

Date	11/30/15	11/30/15	6/28/16	Wtd. Avg. Life	Wtd. Avg.Price
Warrants	250,000	250,000	625,000		-
Exercise price	$0.15	$0.20	$0.20		-
Expected life	4 year	5 year	3 year		-
Unexpired 12/31/18	250,000	250,000	625,000	3.667 years	$0.1889
Unexpired 6/30/19	250,000	250,000	0	4.5 years	$0.1750

The following is a summary of the options issued in connection with common stock:

Date	FY 2017	FY2018	Wtd. Avg. Life	Wtd. Avg. Price
Options	100,000	1,100,000	-
Exercise price	$0.15	$0.15	-
Expected life	5 year	5 year	-
Unexpired 12/31/18	100,000	1,100,000	5 years	$0.15
Unexpired 6/30/19	100,000	1,100,000	5 years	$0.15

In 2016 and 2017, Rex Schuette, one of the Company’s directors, was issued two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expired on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expired on June 28, 2019. Both warrants are exercisable at $0.20 per share. The Company revalued the warrants based on information that has come forward that caused a recalculation of the 1,250,000 warrants value from the $51,592 (as disclosed in the December 31, 2017 footnote) to the corrected amount $96,643. This re-valuation had no material impact on 2017, given that the majority of expense was recorded in 2018 and 2019. The Company has issued non-qualified options to an independent contractor, during 2018 there have been 1,200,000 options issued to this contractor. All options are exercisable at $0.15 per share and have a 5 year life. All non-expired warrants are being expensed ratably through expiration; all non-expired options are expensed as stock compensation is vested. As of June 30, 2019, the remaining non-expired warrant amount to be expensed is $0; the amount expensed during the period for these warrants is $9,285 and for options is $0. The total number of warrants and options outstanding as of June 30, 2019 is 500,000 and 1,200,000 respectively.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	June 30, 2019	December 31, 2018
Loans payable - stockholders	$35,000	$45,000
Loans from related parties	$0	$0

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a shareholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principle balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019.

Loans from Related Parties

There are no loans from related parties at this time.

NOTE 8 – SUBSEQUENT EVENTS

On July 2, 2019, the Company entered into a subscription agreement to issue 150,000 shares of common stock for $15,000. The purchase was prepaid in June 2019 and is recorded as a Deposit liability on the June 30, 2019 Balance Sheet.

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

Finally, the Company is able to develop secure databases for clients by developing and attaching a private blockchain to the SQL database and further securing the database through use of the Company’s CyberloQ technology. The blockchain being developed by the Company is a private blockchain and is an invitation-only network governed by a single entity. Entrants to the network require permission to read, write or audit the blockchain.

The Company currently has three officers — its President, Vice-President and Chief Technology Officer. The Company does not have any employees of the Company at this time.

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2019, the Company’s assets were $606,871 compared to $580,688 in assets as of December 31, 2018. The change in the Company’s financial condition can be attributed to an increase of $71,114 in its current assets from $30,009 to $101,123, offset by a net change in fixed assets of $44,931, ($60,681 of which was in depreciation expense) which reduced the Company’s long-lived assets from $550,679 to $505,748.

As of June 30, 2019, the Company’s liabilities were $106,943 compared to $94,436 in liabilities as of December 31, 2018. This change in the Company’s financial condition was due to an increase of $13,717 in accounts payable and accrued expenses, along with an increase of $25,000 in deposits, that were partially offset by a decrease of $12,498 in customer prepayments along with a decrease of $10,000 in loans payable to stockholders.

Net cash used in operating activities for the six month period ending June 30, 2019 was $189,436 compared to net cash used in operating activities for the six month period ending June 30, 2018 of $207,339. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the six months ended June 30, 2019 include depreciation of $60,681 and stock compensation of $18,570.

Net cash provided by financing activities was $235,000 for the six month period ending June 30, 2019 as opposed to $95,000 for the six month period ending June 30, 2019.

The Company only had gross revenue of $66,606 in the second three months of 2019 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2019. Unless the Company begins to generate increased operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Six Months Ended June 30, 2018 and 2019

Company revenue was $72,855 for the six months ended June 30, 2019 as opposed to $0 for the six months ended June 30, 2018. This increase in revenue was due to the Company earning service revenue of $22,555 from its Turnscor platform along with $50,300 in accounts receivable for unpaid amounts due in conjunction with developing and securing a customer’s data with a private blockchain and Cyberloq.

The Company’s operating expenses were $322,649 for the six months ended June 30, 2019 as opposed to $349,412 for the six months ended June 30, 2018. This decrease in operating expenses was primarily due to a $40,753 decrease in stock compensation. This decrease was due to certain stock-based compensation paid to a former salesperson for the Company in 2018.

Additionally, the Company only paid $2,830 in office supplies and expenses for the six months ended June 30, 2019 as opposed to $3,320 in the six months ended June 30, 2018, while only paying $10,114 in other operating expenses for the six months ended June 30, 2019 compared to $15,084 for the six-month period ended June 30, 2018.

These decreases in the Company’s expenses were partially offset by the following increased expenses.

The Company paid sales commissions of $9,941 for the six month period ended June 30, 2019, compared to $0 in sales commissions for the six month period ended June 30, 2018. This increase in sales commissions was the result of increased revenue generated from the Company’s Turnscor platform which resulted in increased commission paid on such revenue.

The Company paid research expenses of $6,193 during the six month period ended June 30, 2019 as opposed to $1,500 during the six month period ended June 30, 2018. This increase in research expenses was related to the updating of the Company’s websites.

The Company paid computer and internet expenses of $9,774 during the six month period ended June 30, 2019 as opposed to $3,658 during the six month period ended June 30, 2018. This increase in computer and internet expenses was due to the Company’s development of its blockchain technology which requires increased data storage.

Finally, there were no material changes in the Company’s professional fees, officer compensation, travel and entertainment expenses, rent, and depreciation expenses in the first six months of 2019 as compared to the first six months of 2018.

As a result of the foregoing, the Company experienced a net loss from operations of $249,794 in the six months ended June 30, 2019 compared to a net loss from operations of $349,412 in the six months ended June 30, 2018.

Results of Operations for the Three Months Ended June 30, 2018 and 2019

Company revenue was $66,606 for the three months ended June 30, 2019 as opposed to $0 for the three months ended June 30, 2018. This increase in revenue was due to the Company earning service revenue of $16,306 from its Turnscor platform along with $50,300 in accounts receivable for unpaid amounts due in conjunction with developing and securing a customer’s data with a private blockchain and Cyberloq.

The Company’s operating expenses were $173,501 for the three months ended June 30, 2019 as opposed to $157,064 for the three months ended June 30, 2018. This increase in operating expenses was due to the following factors.

The Company paid sales commissions of $9,941 for the three-month period ended June 30, 2019, compared to $0 in sales commissions for the three-month period ended June 30, 2018. This increase in sales commissions was the result of increased revenue generated from the Company’s Turnscor platform which resulted in increased commission paid on such revenue.

The Company paid research expenses of $5,165 during the three-month period ended June 30, 2019 as opposed to $0 during the three-month period ended June 30, 2018. This increase in research expenses was related to the updating of the Company’s websites.

The Company paid travel and entertainment expenses of $19,578 during the three-month period ended June 30, 2019 as opposed to $8,215 during the three-month period ended June 30, 2018. This increase in travel and entertainment expenses was due to a temporary increase in sales trips overseas and domestically.

The Company paid computer and internet expenses of $6,300 during the three-month period ended June 30, 2019 as opposed to $1,648 during the three-month period ended June 30, 2018. This increase in computer and internet expenses was due to the Company’s development of its blockchain technology which requires increased data storage.

Additionally, the Company paid other operating expenses of $6,381 during the three-month period ended June 30, 2019 as opposed to $2,534 during the three-month period ended June 30, 2018. This increase in other operating expenses was due to the cost of attendance at educational seminars related to the credit repair industry.

These increases in the Company’s expenses were partially offset by a $20,466 decrease in stock compensation. This decrease was due to certain stock-based compensation paid to a former salesperson for the Company in 2018.

Finally, there were no material changes in the Company’s professional fees, officer compensation, rent, depreciation expenses, and office supplies and expenses in the second quarter of 2019 as compared to the second quarter of 2018.

As a result of the foregoing, the Company experienced a net loss from operations of $106,910 in the three-month period ended June 30, 2019 compared to a net loss from operations of $157,377 in the three-month period ended June 30, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2019, the Company raised $125,000 for the operations of the Company through the unregistered sale of 1,250,000 shares of restricted common stock.

In addition, the Company issued 300,000 shares of restricted common stock to the Officers of the Company pursuant to the terms of their contractual annual stock awards for continuous service.

Furthermore, the Company has an agreement to issue 3,333,333 common shares for $300,000 by June 30, 2019. Currently, the Company has collected $250,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $50,000 is collected, the Company will issue the entire 3,333,333 common shares.

Finally, the Company has 150,000 shares of common stock to be issued as of June 30, 2019. These shares are valued at $15,000 and were issued in the third quarter of 2019.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended June 30, 2019, but not reported.

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

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: August 14, 2019		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: August 14, 2019		Mark Carten, Director

	By:	/s/ Lynnwood Farr
Date: August 14, 2019		Lynnwood Farr, Director

	By:	/s/ Enrico Giordano
Date: August 14, 2019		Enrico Giordano, Director

	By:	/s/ Christopher Jackson
Date: August 14, 2019		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: August 14, 2019		Rex Schuette, Director

