Form 10-Q
period 2019-09-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2019-11-19
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of the date of this filing, there were 68,130,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 115 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

Advanced Credit Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended September 30, 2019

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

Item 1.	FINANCIAL STATEMENTS

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$22,837	$21,009
Accounts Receivable	50,000	-
Commitment Receivable	-	9,000
Total Current Assets	72,837	30,009

Fixed Assets
Software and Computer Equipment, Net	475,079	550,679
Total Fixed Assets	475,079	550,679

Total Assets	$547,917	$580,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$27,371	$9,851
Deposits	$10,000	$-
Customer Prepayments	20,838	39,585
Loans Payable – Stockholders	35,000	45,000
Total Current Liabilities	93,209	94,436

Total Liabilities	93,209	94,436

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock: $0.001 par value,100,000,000 shares authorized; 68,130,515 and 65,830,515 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	$68,131	$65,831

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	30	30

Shares to be Issued: 3,333,333 and 3,483,333 common shares as of September 30, 2019 and December 31, 2018, respectively	300,000	348,000

Stock Subscription Receivable	(35,000)	(150,000)

Additional Paid in Capital	$4,148,372	$3,884,102

Accumulated Deficit	(4,026,826)	(3,661,711)

Total Stockholders’ Equity	454,707	486,252

Total Liabilities and Stockholders’ Equity	$547,917	$580,688

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$22,814	$4,166	$95,699	$4,166
Total Revenue	22,814	4,166	95,699	4,166

Operational Expense
Sales Commissions	18,763	-	28,704	-
Professional Fees	9,711	9,173	53,393	53,996
Research	0	25,592	6,193	27,092
Stock Compensation	0	296,120	18,570	355,623
Officer’s Compensation	68,796	83,000	203,796	250,489
Travel and Entertainment	2,480	8,169	27,535	32,080
Rent	150	150	450	525
Depreciation	30,669	30,012	91,350	90,037
Computer and Internet	5,096	2,101	14,870	5,758
Office Supplies and Expenses	1,119	21,137	4,489	24,456
Other Operating Expenses	1,235	2,099	11,349	17,183
Total Operating Expenses	138,019	477,553	460,699	827,239

Loss from Operations	(115,205)	(473,387)	(365,000)	(823,073)

Other Income (Expense)
Gain (Loss) of Settlement of Debt	-	-	-	(12,000)
Interest	(15)	(236)	(115)	(550)

Total Other Income (Interest Expenses)	(15)	(236)	(115)	(12,550)

Provision for Income Taxes	-	-	-	-

Net Loss	$(115,220)	$(473,623)	$(365,115)	$(835,623)

Loss per common share-Basic and diluted	$(0.002)	$(0.007)	$(0.005)	$(0.013)

Weighted Average Number of Common Shares Outstanding Basic and diluted	67,647,182	65,369,348	67,016,626	64,162,570

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2017 to September 30, 2019

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	61,982,181	$61,982	150,000	$12,000	30,000	$30	$3,141,639	$(2,621,252)	$594,399

Proceeds from Issuance of Common Stock	1,000,000	1,000	-	-	-	-	99,000	-	100,000

Warrants Issued for Services	-	-	-	-	-	-	29,753	-	29,753

Shares issued for conversion of debt	60,000	61			-	-	17,939	-	18,000

Net loss for quarter ended March 31, 2018	-	-	-	-	-	-	-	(204,348)	(204,348)

Balance as of March 31, 2018	63,042,181	$63,043	150,000	$12,000	30,000	$30	$3,288,331	$(2,825,600)	$537,804

Proceeds from Issuance of Common Stock	183,334	182	-	-	-	-	19,817	-	19,999

Warrants Issued for Services	-	-	-	-	-	-	29,751	-	29,751

Shares issued for conversion of debt	150,000	150	(150,000)	(12,000)	-	-	11,850	-	-

Net loss for quarter ended June 30, 2018	-	-	-	-	-	-	-	(157,377)	(157,377)

Balance as of June 30, 2018	63,375,515	$63,375	-	$-	30,000	$30	$3,349,749	$(2,982,977)	$430,177

Proceeds from Issuance of Common Stock	2,020,000	2,020	-	-	-	-	199,980	-	202,000

Unissued Common Stock	-	-	-	100,000	-	-	-	-	100,000

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Shares issued for services	435,000	436	-	-	-	-	82,864	-	83,300

Options Isssued for Services	-	-	-	-	-	-	203,536	-	203,536

Net loss for quarter ended September 30, 2018	-	-	-	-	-	-	-	(473,623)	(473,623)

Balance as of September 30, 2018	65,830,515	$65,831	-	$100,000	30,000	$30	$3,845,414	$(3,456,600)	$554,675

Unissued Common Stock	-	-	-	(150,000)	-	-	-	-	(150,000)

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Shares issued for services	-	-	-	48,000	-	-	-	-	48,000

Options Isssued for Services	-	-	-	-	-	-	29,403	-	29,403

Stock subscriptions	-	-	-	200,000	-	-	-	-	200,000

Shares issued for conversion of debt	-	-	-	-	-	-	-	-	-

Net loss for quarter ended December 31, 2018	-	-	-	-	-	-	-	(205,111)	(205,111)

Balance as of December 31, 2018	65,830,515	$65,831	-	$198,000	30,000	$30	$3,884,102	$(3,661,711)	$486,252

Proceeds from Issuance of Common Stock	200,000	200					19,800	-	20,000

Warrants Issued for Services							9,285	-	9,285

Stock subscriptions				75,000				-	75,000

Net loss for quarter ended March 31, 2019	-	-	-	-	-	-	-	(142,984)	(142,984)

Balance as of March 31, 2019	66,030,515	66,031	-	273,000	30,000	30	3,913,187	(3,804,695)	447,553

Proceeds from Issuance of Common Stock	1,250,000	1,250					123,750	-	125,000

Stock Issued for Services	300,000	300		(48,000)			47,700	-	-

Warrants Issued for Services							9,285	-	9,285

Stock subscriptions				25,000				-	25,000

Net loss for quarter ended June 30, 2019	-	-	-	-	-	-	-	(106,910)	(106,910)

Balance as of June 30, 2019	67,580,515	67,581	-	250,000	30,000	30	4,093,922	(3,911,605)	499,928

Proceeds from Issuance of Common Stock	150,000	150					14,850	-	15,000
	400,000	400					39,600		40,000
Stock Issued for Services								-	-

Warrants Issued for Services								-

Stock subscriptions				15,000				-	15,000

Net loss for quarter ended September 30, 2019	-	-	-	-	-	-	-	(115,221)	(115,221)

Balance as of September 30, 2019	68,130,515	68,131	-	265000	30,000	30	4,148,372	(4,026,826)	454,707

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019

	2019	2018
	(unaudited)	(unaudited)

OPERATING ACTIVITIES
Net loss	$(365,115)	$(835,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (Loss) of Settlement of Debt	-	12,000
Depreciation	91,350	90,037
Stock Compensation	18,570	355,623
Change in Operating Assets and Liabilities:
Accounts Receivable	(41,000)	16,000

Accounts Payable and Accrued Expenses	17,520	11,705
Deposits	10,000	10,833
Customer Prepayments	(18,747)	204
Net Cash Used in Operating Activities	(287,422)	(339,221)

INVESTING ACTIVITIES
Software	(15,750)	-
Net cash provided by (used) in investing activities	(15,750)	-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	200,000	322,000
Proceeds from Common Stock to be Issued	115,000	100,000
Repayment of Note Principal	(10,000)	(150,000)
Net Cash Provided by Financing Activities	305.000	272.000

Net Increase (Decrease) in Cash and Equivalents	1,828	(67,221)
Cash and Equivalents at Beginning of the Period	21,009	112,799
Cash and Equivalents at End of the Period	$22,837	$45,578

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$(200)	$550
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Company issued 60,000 shares of Stock for payment of $6,000 accrued expenses	$-	$6,000

Company issued 150,000 shares of stock for payment of $12,000		$12,000

See accompanying notes to financial statements

Advanced Credit Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

ACRT (“the Company’s TurnScor® and CyberloQ® products”, “We” or the “Company”) is a development-stage technology company focused on fraud prevention and credit management. The Company was incorporated in the State of Nevada on February 25, 2008.

The Company offers a proprietary software platform branded as CyberloQ® . While previously the Company licensed CyberloQ, in the third quarter of 2017, the Company acquired the CyberloQ technology and is now the exclusive owner of CyberloQ.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of September 30, 2019 and December 31, 2018, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the quarters ended September 30, 2019 and 2018, we expensed $6,193 and $27,092, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of September 30, 2019 and December 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

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

As of September 30, 2019, the Company had $0 in contract assets, as well as a contract liability of $20,838 to perform on contracts. As of December 31, 2018, the Company has $0 in contract assets, however there was a commitment receivable of $9,000 from a customer’s non-refundable two year (beginning August 28, 2018) service contract, as well as a contract liability of $39,585 to perform on that contract as of December 31, 2018. The contract liability will be reduced by $2,083 per month as the Company provides a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes and earns and recognizes related revenue.

	Contract Asset	Contract Liability
December 31, 2018	$0	$39,585
Less: revenue earned and recognized	-	(18,747)
September 30, 2019	$0	$20,838

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the periods ended September 30, 2019 and 2018 were $4,769 and $11,418, respectively.

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

At September 30, 2019 and December 31, 2018 the Company has 500,000 and 1,125,000 warrants as well as 1,200,000 and 1,200,000 options issued (respectively) that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding.

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

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	September 30, 2019	December 31, 2018
Software and computer equipment	$736,500	$720,750
Less: accumulated depreciation	(261,421)	(170,071)
Property and equipment, net	$475,079	$550,679

Depreciation expense was $30,669 and $91,350; $30,012 and $90,037 for the three and nine month periods ended September 30, 2019 and 2018, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $4,026,826 as of September 30, 2019 that includes a loss of $115,205 for the quarter ended September 30, 2019. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – DEPOSITS

The Company holds $10,000 down payment from a customer to secure future services.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of September 30, 2019 and December 31, 2018.

The Company has an agreement to issue 3,333,333 common shares for $300,000 by June 30, 2019. Currently, the Company has collected $265,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $35.000 is collected, the Company will issue the entire 3,333,333 common shares.

During 2018, the Company received $322,000 in payment for 3,203,334 shares of common stock; received $83,300 in services for 435,000 shares of common stock. Also during 2018: the Company issued 60,000 shares of common stock in payment of $6,000 of accrued legal fees, recognizing a loss on settlement of debt of $12,000; and the Company converted $12,000 of debt into 150,000 shares, these shares were previously recorded as “Shares to be Issued” in the Balance Sheet. There were 65,830,515 shares of common stock issued and outstanding as of December 31, 2018.

During 2019, the Company received $200,000 in payment for 2,000,000 shares of common stock and issued 300,000 shares to officers in conjunction with their 2018 service agreement, which were previously recorded as “Shares to be Issued” in the balance sheet. There were 68,130,515 shares of common stock issued and outstanding as of September 30, 2019.

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

The Company has commission agreements as follows:

An agreement with a shareholder and director of the Company stating that the executive will be entitled to a two-and-a half-percent (2.5%) commission of the gross revenue recorded by the Company for any customer contracts that are closed by the Company at the time of and during the duration of the agreement. These commissions are payable quarterly upon receipt of customer revenues.

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

Issuance of Warrants/Options

All warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued in connection with common stock:

Date	11/30/15	11/30/15	6/28/16	Wtd. Avg. Life	Wtd. Avg.Price
Warrants	250,000	250,000	625,000		-
Exercise price	$0.15	$0.20	$0.20		-
Expected life	4 year	5 year	3 year		-
Unexpired 12/31/18	250,000	250,000	625,000	3.11 years	$0.1889
Unexpired 9/30/19	250,000	250,000	-	4.5 years	$0.1750

The following is a summary of the options issued in connection with common stock:

Date	FY 2017	FY2018	Wtd. Avg. Life	Wtd. Avg. Price
Options	100,000	1,100,000	-
Exercise price	$0.15	$0.15	-
Expected life	5 year	5 year	-
Unexpired 12/31/18	100,000	1,100,000	5 years	$0.15

Unexpired 9/30/19	100,000	1,100,000	2.25 years	$0.15

In 2016 and 2017, Rex Schuette, one of the Company’s directors, was issued two warrants to potentially acquire a total of 1,250,000 additional shares of common stock. One warrant to potentially acquire an additional 625,000 shares of common stock expired on June 19, 2018, and the other warrant to potentially acquire an additional 625,000 shares of common stock expired on June 28, 2019. Both warrants are exercisable at $0.20 per share. The Company revalued the warrants based on information that has come forward that caused a recalculation of the 1,250,000 warrants value from the $51,592 (as disclosed in the December 31, 2017 footnote) to the corrected amount $96,643. This re-valuation had no material impact on 2017, given that the majority of expense was recorded in 2018 and 2019. The Company has issued non-qualified options to an independent contractor, during 2018 there have been 1,200,000 options issued to this contractor. All options are exercisable at $0.15 per share and have a 5 year life. All non-expired warrants are being expensed ratably through expiration; all non-expired options are expensed as stock compensation is vested. As of September 30, 2019, the remaining non-expired warrant amount to be expensed is $0; the amount expensed during the first, second, and third Quarter of 2019 for these warrants is $27,855 and for options is $0. The total number of warrants and options outstanding as of September 30, 2019 is 500,000 and 1,200,000 respectively.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	September 30, 2019	December 31, 2018
Loans payable – stockholders	$35,000	$45,000
Loans from related parties	$0	$0

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a shareholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principle balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of September 30, 2019 the payments due have not been extended, the Company is in default of its obligation.

Loans from Related Parties

There are no loans from related parties at this time.

NOTE 8 – SUBSEQUENT EVENTS

The Company is not aware of any subsequent events through the date of this filing that require disclosure or recognition in these financial statements. In addition, there exists no information required to be disclosed by the Company in a report on Form 8-K during the three-month period ended September 30, 2019, but not already reported.

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

The Company offers a proprietary software platform branded as CyberloQ®. While previously the Company licensed CyberloQ, in the third quarter of 2017, the Company acquired the CyberloQ technology and is now the exclusive owner of CyberloQ.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of September 30, 2019, the Company’s assets were $547,917 compared to $580,688 in assets as of December 31, 2018. The change in the Company’s financial condition can be attributed to an depreciation of $75,600 which reduced the Company’s long-lived assets from $550,679 to $475,079, which was partially offset by an increase of $50,000 in the Company’s accounts receivable.

As of September 30, 2019, the Company’s liabilities were $93,209 compared to $94,436 in liabilities as of December 31, 2018.

Net cash used in operating activities for the nine month period ending September 30, 2019 was $287,422 compared to net cash used in operating activities for the nine month period ending September 30, 2018 of $339,221. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the nine months ended September 30, 2019 include depreciation of $91,350 and stock compensation of $18,570.

Net cash provided by financing activities was $305,000 for the nine month period ending September 30, 2019 as opposed to $95,000 for the six month period ending September 30, 2018.

The Company only had gross revenue of $95,699 in the first nine months of 2019 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2019. Unless the Company begins to generate increased operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Nine Months Ended September 30, 2018 and 2019

Company revenue was $95,699 for the nine months ended September 30, 2019 as opposed to $4,166 for the nine months ended September 30, 2018. This increase in revenue was due to the Company earning service revenue of $26,952 from its Turnscor platform along with $18,747 in recognition of revenue from a customer’s non-refundable two-year (beginning August 28, 2018) service contract and $50,000 in accounts receivable for unpaid amounts due in conjunction with developing and securing a customer’s data with a private blockchain and Cyberloq.

The Company’s operating expenses were $460,699 for the nine months ended September 30, 2019 as opposed to $827,239 for the nine months ended September 30, 2018. This vast majority of this decrease in operating expenses was due to a $337,053 decrease in stock compensation which was only $18,570 for the nine month period ended September 30, 2019, compared to $355,623 for the nine month period ended September 30, 2018. This decrease was the result of a one-time accrual adjustment for prior period issuances of stock options to an independent contractor of the Company that was made in the third-quarter of 2018.

In addition to the decrease in stock compensation, the Company also had the following decreases in expenses.

The Company paid officer’s compensation of $203,796 for the nine month period ended September 30, 2019, compared to $250,489 in officer’s compensation for the nine month period ended September 30, 2018. This decrease in officer’s compensation was the result of one-time bonuses paid to certain officers of the Company in the third quarter of 2018.

The Company incurred research expenses of $6,193 for the nine month period ended September 30, 2019, compared to $27,092 in research expenses for the nine month period ended September 30, 2018.

The Company only paid $4,489 in office supplies and expenses for the nine months ended September 30, 2019 as opposed to $24,456 in office supplies and expenses for the nine months ended September 30, 2018. This decrease in office supplies and expenses was due to a one-time write-off of uncollectable advanced commissions.

Finally, the Company paid $11,349 in other operating expenses for the nine months ended September 30, 2019 compared to $17,183 for the nine-month period ended September 30, 2018.

These decreases in the Company’s expenses were partially offset by the following increased expenses.

The Company paid sales commissions of $28,704 for the nine month period ended September 30, 2019, compared to $0 in sales commissions for the nine month period ended September 30, 2018. This increase in sales commissions was the result of increased revenue generated from the Company’s Turnscor platform which resulted in increased commission paid on such revenue.

The Company paid computer and internet expenses of $14,870 during the nine month period ended September 30, 2019 as opposed to $5,758 during the nine month period ended September 30, 2018. This increase in computer and internet expenses was primarily due to the Company’s development of its blockchain technology which requires increased data storage.

Finally, there were no material changes in the Company’s professional fees, travel and entertainment expenses, rent, and depreciation expenses in the first nine months of 2019 as compared to the first six months of 2018.

As a result of the foregoing, the Company experienced a net loss from operations of $365,000 in the nine months ended September 30, 2019 compared to a net loss from operations of $823,073 in the nine months ended September 30, 2018.

Results of Operations for the Three Months Ended September 30, 2018 and 2019

Company revenue was $22,814 for the three months ended September 30, 2019 as opposed to $4,166 for the three months ended September 30, 2018. This increase in revenue was due to the Company earning increased service revenue from its Turnscor platform as well as recognition of revenue from a customer’s non-refundable two-year (beginning August 28, 2018) service contract.

The Company’s operating expenses were $138,019 for the three months ended September 30, 2019 as opposed to $477,553 for the three months ended September 30, 2018. This vast majority of this decrease in operating expenses was due to a $296,120 decrease in stock compensation which was only $0 for the three month period ended September 30, 2019, compared to $296,120 for the three month period ended September 30, 2018. This decrease was the result of a one-time accrual adjustment for prior period issuances of stock options to an independent contractor of the Company that was made in the third-quarter of 2018.

In addition to the decrease in stock compensation, the Company also had the following decreases in expenses.

The Company paid officer’s compensation of $68,796 for the three month period ended September 30, 2019, compared to $83,000 in officer’s compensation for the three month period ended September 30, 2018. This decrease in officer’s compensation was the result of one-time bonuses paid to certain officers of the Company in the third quarter of 2018.

The Company incurred research expenses of $0 for the three month period ended September 30, 2019, compared to $25,592 in research expenses for the nine month period ended September 30, 2018.

In addition, the Company only paid $1,119 in office supplies and expenses for the three months ended September 30, 2019 as opposed to $21,137 in office supplies and expenses for the three months ended September 30, 2018. This decrease in office supplies and expenses was due to a one-time write-off of uncollectable advanced commissions.

Finally, the Company paid $2,480 in travel and entertainment expenses for the three months ended September 30, 2019 compared to $8,169 for the three month period ended September 30, 2018. This decrease in travel and entertainment expenses was due to decreased business travel during the quarter.

These decreases in the Company’s expenses were partially offset by the following increased expenses.

The Company paid sales commissions of $18,763 for the three month period ended September 30, 2019, compared to $0 in sales commissions for the three month period ended September 30, 2018. This increase in sales commissions was the result of increased revenue generated from the Company’s Turnscor platform which resulted in increased commission paid on such revenue.

The Company paid computer and internet expenses of $5,096 during the three month period ended September 30, 2019 as opposed to $2,101 during the three month period ended September 30, 2018. This increase in computer and internet expenses was primarily due to the Company’s development of its blockchain technology which requires increased data storage.

Finally, there were no material changes in the Company’s professional fees, rent, depreciation expenses, and other expenses in the third quarter of 2019 as compared to the third quarter of 2018.

As a result of the foregoing, the Company experienced a net loss from operations of $115,205 in the three-month period ended September 30, 2019 compared to a net loss from operations of $473,387 in the three-month period ended September 30, 2018.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three-month period ended September 30, 2019, the Company raised $55,000 for the operations of the Company through the unregistered sale of 550,000 shares of restricted common stock.

Furthermore, the Company has an agreement to issue 3,333,333 common shares for $300,000 by September 30, 2019. Currently, the Company has collected $265,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $35,000 is collected, the Company will issue the entire 3,333,333 common shares.

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

The Company was to have paid a note in full on or before September 15, 2019 as per the revised terms of the note. The balance due on the note is $35,000. As of September 30, 2019, the note has not yet been paid and the Company is in default.

ITEM 4.	OTHER INFORMATION

There exists no information required to be disclosed by the Company in a report on Form 8-K during the three-month period ended September 30, 2019, but not already reported.

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

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: November 19, 2019		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: November 19, 2019		Mark Carten, Director

	By:	/s/ Frederick Andreini
Date: November 19, 2019		Frederick Andreini, Director

	By:	/s/ Enrico Giordano
Date: November 19, 2019		Enrico Giordano, Director

	By:	/s/ Christopher Jackson
Date: November 19, 2019		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: November 19, 2019		Rex Schuette, Director

