Form 10-Q/A
period 2019-09-30
ADVANCED CREDIT TECHNOLOGIES INC
filed 2019-11-20
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 of Advanced Credit Technologies, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 19, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: November 20, 2019		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

ADVANCED CREDIT TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: November 20, 2019		Mark Carten, Director

	By:	/s/ Frederick Andreini
Date: November 20, 2019		Frederick Andreini, Director

	By:	/s/ Enrico Giordano
Date: November 20, 2019		Enrico Giordano, Director

	By:	/s/ Christopher Jackson
Date: November 20, 2019		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: November 20, 2019		Rex Schuette, Director