Form 10-K
period 2019-12-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2020-04-07
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170132

CYBERLOQ TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-170132	26-2118480
(Commission File Number)	(IRS Employer Identification No.)

871 Venetia Bay Blvd, #202, Venice, FL	34285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612)961-4536

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLOQ	OTC Pink

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

As of the date of this filing, there were 69,234,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 114 shareholders, seven of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 44,649,152 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $6,697,372.

CyberloQ Technologies, Inc.

FORM 10-K

For The Year Ended December 31, 2019

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

In this annual report on Form 10-K, the terms “CLOQ,” “Company,” “we,” “us” and “our” refer to CyberloQ Technologies, Inc. and its wholly-owned subsidiary CyberloQ Technologies, LTD.

Item 1.	Business

Company History

On November 20, 2019, the Company changed its name from Advanced Credit Technologies, Inc. to CyberloQ Technologies, Inc.

CyberloQ Technologies Inc. (“CLOQ”, ‘We” or the “Company”) was incorporated in Nevada on February 5, 2008. The Company has never been the subject of any bankruptcy, receivership or similar proceeding. The Company has never been involved in any material reclassification, merger, or consolidation.

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has had no activity, operational or otherwise.

Current Overview of the Company

The Company is a development-stage technology company focused on fraud prevention and credit management.

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

Finally, the Company is able to develop secure databases for clients by developing and attaching a private blockchain to the SQL database and further securing the database through use of the Company’s CyberloQ® technology. The blockchain being developed by the Company is a private blockchain and is an invitation-only network governed by a single entity. Entrants to the network require permission to read, write or audit the blockchain.

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

We will be competing with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources than us. If we fail to attract and retain a large base of customers for our products, or if our competitors establish a more prominent market position relative to ours, this will inhibit our ability to grow and successfully execute our business plan. For example, Wells Fargo has introduced an “on/off” feature for their customers, Discover Card has “Freeze It” functionality, and Ondot Systems has already been operating in the mobile card security space for quite some time. However, the Company believes that the multi-purpose functionality of CyberloQ, along with its multi-purpose applications will give the Company a distinct advantage by comparison. CyberloQ can be used in the banking system to protect debit/credit cards, in the Health Care industry to protect PII (Personal Identifying Information) now that medical records are kept digitally, and can protect corporate data bases in any industry from outside intrusion via geo-fencing. The Company believes that these distinct features, along with the ability to “White Label” the technology for marketing partners, give the Company a distinction in the marketplace. However, there can be no assurance that we will be able to successfully compete with other companies in the marketplace.

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

The Company’s corporate office is located in the Gulf Coast Executive Business Center at 871 Venetia Bay Blvd Suite #202 Venice, FL 34285, and our telephone number is 612-961-4536. Rent is $50 per month including phone and internet.

The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings

The Company is not currently a party to any legal proceedings. Nor is the Company a party to any administrative proceedings.

In addition, the Company’s officers and directors have not been convicted in any criminal proceedings nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of securities or banking activities.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently trades on the OTC Bulletin Board under the symbol “CLOQ.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal years 2019 and 2018, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2019 was $0.09 per share. As of December 31, 2019, there were 115 shareholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	Fiscal Year 2019		Fiscal Year 2018
	High	Low	High	Low

First Quarter	$0.30	$0.09	$0.30	$0.18

Second Quarter	$0.20	$0.09	$0.24	$0.13

Third Quarter	$0.19	$0.09	$0.20	$0.12

Fourth Quarter	$0.15	$0.09	$0.17	$0.07

Dividend Policy and Holders

No dividends have been paid to date on our common stock and no change of this policy is under consideration by our board of directors. Our board of directors is not required to declare or pay dividends on our securities. The payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial requirements, general business conditions, reinvestment opportunities, and other factors. There are otherwise no restrictions on the payment of dividends existing at this time. We had 115 stockholders of record of our common stock on December 31, 2019.

Item 6.	Selected Financial Data

The Company qualifies as a smaller reporting company as defined by §229.10(f)(1) and therefore is not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2019, our total assets were $485,346 compared to $580,688 in assets as of December 31, 2018. This decrease in the total assets is primarily attributed to depreciation on the CyberloQ® technology and a decrease in cash, offset by an increase in accounts receivable. As a result of the depreciation recognized, the value of the Company’s long-lived assets decreased from $550,679 as of December 31, 2018 to $444,410 as of December 31, 2019.

As of December 31, 2019, our liabilities were $144,904 compared to $94,436 in liabilities as of December 31, 2018. This change in the Company’s financial condition was due to increases in accounts payable and accrued expenses of $55,464 and an increase of $30,000 in loans from related parties, These increases were partially offset by decreases of $24,996 in customer prepayments and $10,000 in loans payable to stockholders.

Net cash used in operating activities for the year ending December 31, 2019 was $339,623 compared to net cash used in operating activities for the year ended December 31, 2018 of $413,790. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the year ended December 31, 2019 include depreciation of $122,019 and stock compensation of $60,570.

Net Cash used by investing activities for the year ended December 31, 2019 was $15,750 as a result of software development.

Net cash provided by financing activities of $335,000 for the year ended December 31, 2019 was due to $315,000 raised by issuing stock and $30,000 raised from a note, offset by repayment of note principal of $10,000.

The Company had operating revenue of $77,185 in 2019 and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2020. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Years Ended December 31, 2019 and 2018

The Company experienced a net loss of $521,380 for the year ended December 31, 2019 compared to net loss of $1,040,459 for the year ended December 31, 2018.

This majority of this decrease in the Company’s net loss was due to a significant decrease in operating expenses coupled with an increase in service revenue. More specifically, stock compensation expense decreased from $442,311 for 2018 to $60,570 for 2019. This $381,741 decrease was the result of a one-time accrual adjustment for prior period issuances of stock options to an independent contractor that was issued in the third quarter of 2018. The Company also experienced reductions in most expense categories as noted below.

Service revenue was $77,185 for 2019 in comparison to $10,415 for 2018. This increase in revenue was due to the Company earning service revenue of $2,849 from its TurnScor platform along with $24,996 in recognition of revenue from a customer’s non-refundable two-year (beginning August 28, 2018) service contract and $50,000 in conjunction with developing and securing a customer’s data with a private blockchain and CyberloQ. During the year ended December 31, 2019, over 70% revenue was attributable to this one customer.

Research and development expenses were $6,193 for 2019, compared to $30,642 for 2018. This decrease in research and development costs is primarily due to the fact that the initial development of the Company’s CyberloQ® technology is complete, and the Company is no longer incurring certain one-time costs associated with the build-out of the mobile applications for the CyberloQ® technology.

Office supplies and expenses were $5,076 for 2019, compared to $8,025 for 2018.

Travel and entertainment expenses were $25,235 for 2019, compared to $32,717 for 2018. This decrease in travel and entertainment expenses was due to decreased business travel during the year.

Compensation to officers was $270,000 for 2019, compared to $295,489 for 2018. This decrease was due to the Company not issuing bonuses to its officers in 2019, as compared to bonuses having been issued to the officers in 2018.

Sales commissions were $8,259 for 2019, compared to $0 for 2018. This increase in sales commissions was due to the revenue generated from the CyberloQ platform.

Computer and internet expenses were $18,605 for 2019 as compared to $5,018 for 2018. This increase was primarily due to the development of its blockchain technology which requires increased data storage.

Other operating expenses were $18,172 for 2019 as compared to $36,652 for 2018. This decrease was due to the write-off of $17,646 of uncollectable advanced commissions in 2018.

For 2019, there were no material changes in professional fees, rent, or depreciation expense as compared to 2018.

In summary, total revenue was $77,185 for 2019. The Company is currently reliant on its ability to raise additional capital to continue execution of its business plan to move forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2020 will be highly-dependent upon the Company’s ability to enter into material revenue contracts with customers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There exists no information required to be disclosed in a report on Form 8-K during the three-month period ended December 31, 2019, but not reported.

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

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Frederick Andreini	68	Director	October 2019
Mark Carten	67	CTO & Director	April 2017
Enrico Giordano	61	Vice President & Director	Inception
Leon Hurst	52	Director	February 2020
Christopher Jackson	55	President, Sec., Treas. & Director	Inception
Rex Schuette	70	Director	September 2017

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.

(c) Identification of certain significant employees.

As of December 31, 2019, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

(d) Family relationships.

There are no family relationships between any directors and/or executive officers.

(e) The business experience of the directors and executive officers.

Frederick Andreini. Mr. Andreini is the founder of Andreini & Associates, LLC; a private equity firm through which he made strategic equity investments, led technology based investments and served as strategic consultant, board member and CEO in numerous companies in their investment portfolio. Fred has over 30 years’ experience in refining concepts and visions into a viable direction for start-up companies. Prior to Andreini & Associates, LLC, Mr. Andreini was founder of High Pointe Custom Homes, LLC (high-end custom home builder); Endotec, LLC, (the first laparoscopic surgical device company), EnviroTec, (tire recycling process that utilized pyrolysis technology), Diagnostic Medical Instruments (DMI); and Microvations, Inc. (the first touch-screen information terminal). Mr. Andreini honed his keen interest in technology at the start of his career as Director of Fields Sales and Marketing Eastern Division for Anheuser-Busch, Inc. where he managed a task force that was specifically focused on marketing new products. Mr. Andreini is also an owner of Magnum Health Management LLC, the parent company of Diabetic Help Centers, LLC, who is a customer of the Company.

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

Leon Hurst. Mr. Hurst owns and operates a tire distribution, installation and repair business. He also owns a towing and asset recovery business. Mr. Hurst has been a Gideon member of the Lancaster northeast camp for over twenty years, serving as President, Vice-President and Treasurer over that time. He is currently serving as the Treasurer of ROFM drug and alcohol treatment ministry as well.

Chris Jackson. Mr. Jackson is a founder and has served as the President and Chief Operating Officer since inception. Mr. Jackson attended Texas Lutheran University while seeking a degree in Marketing. He has been in sales management for the better part of 15 years. Mr. Jackson ran several automotive dealerships sales departments and has a keen awareness of the credit markets importance. During the past four years, Mr. Jackson has been involved with all aspects of the credit management software industry. From 2006 to 2007, Mr. Jackson worked for Mortgage Credit Specialists and since that time, has overseen the development and implementation of company’s technology platform. His personal hands on experience in the industry is key to the Company’s long-term success and growth strategies. Mr. Jackson’s main focus will be the implementation of sales strategies for growing the Company’s revenues. Mr. Jackson devotes 100% of his time to revenue generation and sales support within the Company.

Rex Schuette. Mr. Schuette’s vast experience and knowledge in the financial services sector will be instrumental in guiding the Company forward with its banking relationships. Mr. Schuette was an Executive Vice President and Chief Financial Officer of United Community Banks, Inc. (“United”) for 16 years until his recent retirement in May of 2017. United is one of the largest full-service banks in the Southeast region of the United States, with over 168 offices and over $11 billion in assets. While at United, Mr. Schuette managed and directed all accounting, financial and reporting activities for the bank, and was also responsible for mergers and acquisitions, investor relations, strategic and capital planning. Prior to his time at United, Mr. Schuette spent 16 years at State Street Corporation, a global financial services company, where he served as the company’s Senior Vice President and Chief Accounting Officer. Mr. Schuette has also served as the Chief Financial Officer of Bank One (Lead Bank), Deputy Comptroller of Harris Trust Savings Bank, and Assistant Controller of the National Bank of Detroit. The knowledge and experience that Mr. Schuette brings to the Board will be an important and strategic component of the Company’s continued growth in the banking industry, both domestically and abroad.

(f) Involvement in certain legal proceedings.

None.

(g) Promoters and control persons.

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, we believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2019.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company’s executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non- Equity Inctv. Plan Comp	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson	2019	$90,000	$-	$14,000	(1)	$-	$-	$-	$-	$104,000
President, Secretary, Treasurer & Director (PEO & PFO)	2018	$90,000	$13,000	$16,000	(1)	$-	$-	$-	$-	$119,000
Mark Carten	2019	$90,000	$-	$14,000	(1)	$-	$-	$-	$-	$104,000
CTO & Director	2018	$90,000	$2,488	$16,000	(1)	$-	$-	$-	$-	$108,488
Enrico Giordano	2019	$90,000	$-	$14,000	(1)	$-	$-	$-	$-	$104,000
VP & Director	2018	$90,000	$10,000	$16,000	(1)	$-	$-	$-	$-	$116,000

(1) The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all provide that so long as they are in continuous service to the Company, on each annual anniversary date of their employment agreements they shall be issued 100,000 shares of the Company’s common stock as an annual bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company’s executive officers as of December 31, 2019.

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

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of December 31, 2019, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 68,130,515 beneficially owned shares of common stock outstanding as of December 31, 2019, and 30,000 beneficially owned shares of preferred stock outstanding on December 31, 2019. The address of each director and executive officer listed below is c/o CyberloQ Technologies, Inc., 5871 Venetia Bay Boulevard, #202, Venice, Florida 34285.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Fred Andreini(3)	1,650,000	2.4%	0	0%

Directors & Officers	Mark Carten(1)(2)	5,100,000	7.4%	10,000	33.33%

Directors & Officers	Leon Hurst	2,684,363	3.9%	0	0%

Directors & Officers	Enrico Giordano(2)	5,100,000	7.4%	10,000	33.33%

Directors & Officers	Christopher Jackson(2)	5,600,000	8.1%	10,000	33.33%

Directors & Officers	Rex Schuette	3,775,000	5.4%	0	0%

	Officers & Directors as a group (6 persons)	23,909,363	33.7%	30,000	100%

5% Shareholders	Peter Lacey 81 Burnwaite Rd London SW65BQ United Kingdom	4,500,000	6.5%	0	0%

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

(3) Fred Andreini also holds a warrant to potentially acquire an additional 250,000 shares of common stock that expires on November 30, 2020.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2018, the Company had equity compensation plans with Mark Carten, Enrico Giordano and Christopher Jackson. A summary table of the potential share issuances based upon these plans is set forth below:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	15,000,000	*	700,000
Equity Compensation Plans Not Approved by Security Holders	0	n/a	0
Total	15,000,000	*	700,000

* The 15,000,000 in options set forth in the above table are exercisable at 110% of the average of the closing bid price for the ten days preceding the Company’s achievement of each performance goal and must be exercised within five(5) years of the vesting date.

The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2019, and it is unknown whether or not the Company will meet the requisite performance conditions in 2020. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On October 29, 2019, the Company approved a loan of $30,000 from a director to the Company. The interest rate was 0% and the maturity date was December 2, 2019. The Company paid this loan in full in February of 2020.

In addition, there is one unexercised warrant with a related person that remains outstanding. Fred Andreini, a director of the Company, holds a warrant to potentially acquire an additional 250,000 shares of common stock that expires on November 30, 2020 and the exercise price is $0.20 per share.

Further, since Fred Andreini, who recently became one of the Company’s directors, is also an owner of Magnum Health Management LLC, the parent company of Diabetic Help Centers, LLC, the Company’s existing contract with Diabetic Help Centers is now being disclosed as a related-party transaction. On January 31, 2019, the Company entered into a software development to create an interactive database incorporating a private blockchain and the Company’s CyberloQ® technology. The agreement states that Diabetic Help Centers will pay the Company $50,000 for the development of the database, along with monthly user fees once the database is being utilized by Diabetic Help Centers to store patient records.

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

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2018 and December 31, 2019. All services provided by the Company’s independent registered accounting firm have been reviewed and approved by the Company’s Board of Directors.

	2018	2019
Audit Fees	$19,500	$23,250
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$19,500	$23,250

PART IV

ITEM 15.	EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description

3.1(i)	Articles of Incorporation*
3.2(i)	Amended Articles of Incorporation dated May 4, 2010*
3.3(i)	Amended Articles of Incorporation dated May 5, 2017**
3.4(i)	Amended Articles of Incorporation dated November 20, 2019***
3.4(ii)	By-Laws****
14.1	Code of Ethics****
14.2	Related-Party Transactions Policy****
14.3	Anti-Corruption Policy****
16.1	Letter re Change in Certifying Accountant *****
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer & Principal Financial Officer.******
32.1	Section 1350 Certification of the Principal Executive Officer & Principal Financial Officer.******
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.*******

*	Incorporated by reference through the Registration Statement on form S-1 filed with the Commission on October 26, 2010. (101141203)
**	Incorporated by reference through the Quarterly Report on form 10-Q filed with the Commission on May 11, 2017. (17832815)
***	Incorporated by reference through the Current Report on form 8-K filed with the Commission on November 1, 2019.
****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on November 6, 2017.
*****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on May 19, 2017.
******	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
*******	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: April 7, 2020		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Frederick Andreini
Date: April 7, 2020		Frederick Andreini, Director

	By:	/s/ Mark Carten
Date: April 7, 2020		Mark Carten, Director

	By:	/s/ Enrico Giordano
Date: April 7, 2020		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: April 7, 2020		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: April 7, 2020		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: April 7, 2020		Rex Schuette, Director

Item 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cyberloq Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyberloq Technologies, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since its inception, expects to incur further losses for future business development, and is dependent upon outside investments. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017. Spokane, Washington
April 6, 2020

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$636	$21,009
Accounts Receivable	40,300	-
Commitment Receivable	-	9,000
Total Current Assets	40,936	30,009

Fixed Assets
Software and Computer Equipment, Net	444,410	550,679
Total Fixed Assets	444,410	550,679

Total Assets	$485,346	$580,688

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$65,315	$9,851
Customer Prepayments	14,589	39,585
Loans Payable – Stockholders	35,000	45,000
Loans Payable–Related Party	30,000	-
Total Current Liabilities	144,904	94,436

Total Liabilities	144,904	94,436

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock: $0.001 par value,100,000,000 shares authorized; 68,130,515 and 65,830,515 shares issued and outstanding, respectively	$68,131	$65,831

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding, respectively	30	30

Shares to be Issued: 3,633,333 and 3,633,333 common shares, respectively	342,000	348,000

Stock Subscription Receivable	(35,000)	(150,000)

Additional Paid in Capital	$4,148,372	$3,884,102

Accumulated Deficit	(4,183,091)	(3,661,711)

Total Stockholders’ Equity	340,442	486,252

Total Liabilities and Stockholders’ Equity	$485,346	$580,688

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenue
Service Revenue	$77,185	$10,415
Total Revenue	77,185	10,415

Operating Expenses
Sales Commissions	8,259	-
Professional Fees	63,731	66,655
Research	6,193	30,642
Stock Compensation	60,570	442,311
Officer’s Compensation	270,000	295,489
Travel and Entertainment	25,235	32,717
Rent	600	675
Depreciation	122,019	120,050
Computer and Internet	18,605	5,018
Office Supplies and Expenses	5,076	8,025
Other Operating Expenses	18,172	36,652
Total Operating Expenses	598,460	1,038,234

Loss from Operations	(521,275)	(1,027,819)

Other Income (Expense)
Gain (Loss) of Settlement of Debt	-	(12,000)
Interest	(105)	(640)

Total Other Income (Interest Expenses)	(105)	(12,640)

Provision for Income Taxes	-	-

Net Loss	$(521,380)	$(1,040,459)

Loss per common share-Basic and diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding Basic and diluted	67,280,515	64,162,570

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and December 31, 2018

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	61,982,181	$61,982	150,000	$12,000	30,000	$30	$3,141,639	$(2,621,252)	$594,399

Proceeds from Issuance of Common Stock	3,203,334	3,204	-	150,000	-	-	318,797	-	472,001

Warrants Issued for Services	-	-	-	-	-	-	78,073	-	78,073

Shares issued for conversion of debt	210,000	210	(150,000)	(12,000)	-	-	29,790	-	18,000

Shares issued for services	435,000	436	-	48,000	-	-	82,864	-	131,300

Options Issued for Services	-	-	-	-	-	-	232,938	-	232,938

Net loss for period ended December 31, 2018	-	-	-	-	-	-	-	(1,040,459)	(1,040,459)

Balance as of December 31, 2018	65,830,515	$65,832	-	$198,000	30,000	$30	$3,884,101	$(3,661,711)	$486,252

Proceeds from Issuance of Common Stock	2,000,000	2000		115,000			198,000	-	315,000

Warrants Issued for Services							18,570	-	18,570

Stock issued for officers’ fees	300,000	300		(6,000)			47,700	-	42,000

Net loss for period ended December 31, 2019	-	-	-	-	-	-	-	(521,380)	(521,380)

Balance as of December 31, 2019	68,130,515	$68,132	-	$307,000	30,000	$30	$4,148,371	$(4,183,091)	$340,442

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and December 31, 2018

	2019	2018

OPERATING ACTIVITIES
Net loss	$(521,380)	$(1,040,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (Loss) of Settlement of Debt	-	12,000
Depreciation	122,019	120,050
Stock Compensation	60,570	442,311
Change in Operating Assets and Liabilities:
Accounts Receivable	(40,300)	16,000
Commitment Receivable	9,000	(9,000)
Accounts Payable and Accrued Expenses	55,464	5,723
Deposits	-
Customer Prepayments	(24,996)	39,585
Net Cash Used by Operating Activities	(339,623)	(413,790)

INVESTING ACTIVITIES
Software	(15,750)	-
Net Cash Used by Investing Activities	(15,750)	-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	200,000	322,000
Proceeds from Common Stock to be Issued	115,000	150,000
Repayment of Note Principal	(10,000)	(150,000)
Proceeds from note payable	30,000	-
Net Cash Provided by Financing Activities	335,000	322,000

Net Increase (Decrease) in Cash and Equivalents	(20,373)	(91,790)
Cash and Equivalents at Beginning of the Period	21,009	112,799
Cash and Equivalents at End of the Period	$636	$21,009

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$105	$640
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Company issued 60,000 shares of Stock for payment of $6,000 accrued expenses	$-	$6,000
Company issued 150,000 shares of stock for payment of $12,000	$-	$12,000

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

CyberloQ Technologies Inc. (“CLOQ”, ‘We” or the “Company”) is a development-stage technology company focused on fraud prevention and credit management. The Company was originally incorporated as Advanced Credit Technologies, Inc. in the State of Nevada on February 25, 2008. On November 20, 2019, the Company changed its name from Advanced Credit Technologies, Inc. to CyberloQ Technologies, Inc.

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

The CyberloQ Vault is a “cloud based’ security protocol that allows clients the ability to send/receive secure data without having to use traditional e-mail which is prone to a breach. This CyberloQ service uses cloud-based encryption and a secure web portal to send/receive confidential data, the sender and receiver both must have authenticated their position within the prescribed geo coordinates as well as authenticate their mobile devices prior to sending/receiving any data. Thus, rendering a hack or breach utterly useless for the encrypted data is unusable without the CyberloQ authentication component.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2019, and December 31, 2018, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ended December 31, 2019 and 2018, we expensed $6,193 and $30,642, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2019 and December 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

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

The Company derives its revenue from development, customization and user fees for the CyberloQ banking fraud technology products, including CyberloQ Vault, and from licensing fees for the TurnScor product.

The revenue derived from the CyberloQ banking fraud technology products are comprised of two components. First, there is a development and customization fee paid to the Company to integrate CyberloQ with the banking institution or program manager’s ecosystem in order to add the CyberloQ authentication to the bank’s payment cards, website or digital service. This fee is customarily paid in multiple payments based upon the Company reaching certain milestones as set forth in the scope of work for each customer. Since completion of a milestone is subject to each customer’s approval, there are significant judgments involved in the determination of timing and satisfaction of performance obligations and the payments are recognized as revenue upon the completion of each milestone. Second, revenue from user fees are accrued monthly based over the number of individual card users each month.

The revenue derived from CyberloQ Vault is also comprised of two components. First, there is a development and customization fee paid to the Company to build a customized cloud-based encryption and a secure web portal to send/receive confidential data. This fee is customarily paid in multiple payments based upon the Company reaching certain milestones as set forth in the scope of work for each customer. Since completion of a milestone is subject to each customer’s approval, there are significant judgments involved in the determination of timing and satisfaction of performance obligations and the payments are recognized as revenue over the completion of each milestone. Second, revenue from a monthly user fee is accrued monthly based upon the number of individual users of the product each month.

License fees generated by the nonexclusive licensing of the Company’s TurnScor product are accrued monthly.

As of December 31, 2019, the Company had $0 in contract assets, as well as a contract liability of $14,589 to perform on contracts. As of December 31, 2018, the Company has $0 in contract assets, however there was a commitment receivable of $9,000 from a customer’s non-refundable two-year (beginning August 28, 2018) service contract, as well as a contract liability of $39,585 to perform on that contract as of December 31, 2018. The contract liability will be reduced by $2,083 per month as the Company provides a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes and earns and recognizes related revenue.

	Contract Asset	Contract Liability
December 31, 2018	$-	$39,585
Less: revenue earned and recognized	-	(24,996)
December 31, 2019	$-	$14,589

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2019 and 2018 was $0 and $13,192 respectively.

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

At December 31, 2019 and December 31, 2018, the Company has 250,000 and 1,125,000 warrants as well as 0 and 1,200,000 options issued (respectively) that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding.

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

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	December 31, 2019	December 31, 2018
Software and computer equipment	$736,500	$720,750
Less: accumulated depreciation	(292,090)	(170,071)
Property and equipment, net	$444,410	$550,679

Depreciation expense was $122,019 and $120,050for the years ended December 31, 2019 and 2018, respectively.

NOTE 3 – GOING CONCERN

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

The Company has incurred losses since Inception resulting in an accumulated deficit of $4,183,091 as of December 31, 2019 that includes a loss of $521,380 for the year ended December 31, 2019. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of December 31, 2019 and December 31, 2018.

The Company has an agreement to issue 3,333,333 common shares for $300,000. Currently, the Company has collected $265,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $35,000 is collected, the Company will issue the entire 3,333,333 common shares.

During 2019, the Company received $200,000 in payment for 2,000,000 shares of common stock and issued 300,000 shares to officers in conjunction with their 2018 service agreement, which were previously recorded as “Shares to be Issued” in the balance sheet. There were 68,130,515 shares of common stock issued and outstanding as of December 31, 2019. Additionally, there were 300,000 shares to officers for the current year portion of their service agreements, valued at $42,000.

During 2018, the Company received $322,000 in payment for 3,203,334 shares of common stock; received $83,300 in services for 435,000 shares of common stock. Also, during 2018: The Company issued 60,000 shares of common stock in payment of $6,000 of accrued legal fees, recognizing a loss on settlement of debt of $12,000; and the Company converted $12,000 of debt into 150,000 shares, these shares were previously recorded as “Shares to be Issued” in the Balance Sheet. There were 65,830,515 shares of common stock issued and outstanding as of December 31, 2018.

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

In 2015, in conjunction with a proposed TurnScor Card platform, the Company signed Investor Royalty and Warrant Agreements with four parties. In exchange for the funds contributed by the four parties, the Company agreed to:

1.	Pay the investors monthly residuals of 2.0% to 5% per month on the gross revenue after expenses generated by the Company’s primary platform in conjunction with the Company’s TurnScor Card;

2.	Pay the investors a residual in perpetuity on 2% to 5% of all TurnScor Card sub-platform revenue generated; and

3.	Issue warrants to investors all of which have either been exercised or expired, except for one individual that has one unexercised warrant to purchase 250,000 shares of common stock at $0.20 per share that expires in November of 2020.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Issuance of Warrants/Options

All outstanding warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued and outstanding in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2018	2,250,000	$0.19	0.58
Granted	-
Exercised	(500,000)
Forfeited	(625,000)
December 31, 2018	1,125,000	$0.19	0.90
Granted	-
Exercised	-
Forfeited	(875,000)
December 31, 2019	250,000	$0.20	0.92

During 2016 and 2017, a director of the Company was issued two warrants to acquire a total of 1,250,000 shares of common stock. One warrant to acquire 625,000 shares of common stock expired on June 19, 2018, and the other warrant to acquire 625,000 shares of common stock expired on June 28, 2019. Both warrants were exercisable at $0.20 per share. During 2018, the Company revalued the warrants based on information that caused a recalculation of the 1,250,000 warrants value from $51,592, as disclosed in the December 31, 2017 footnote, to the corrected amount of $96,643. This re-valuation had no material impact on 2017, given that the majority of expense was recorded in 2018 and 2019. For 2019 and 2018, stock compensation expense for warrants was $18,570 and $78,073, respectively and all outstanding warrants have been fully expensed.

The following is a summary of the options issued in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2018	-
Granted	1,200,000
Exercised	-
Forfeited	-
December 31, 2018	1,200,000	$0.15	4.38
Granted	-
Exercised	-
Forfeited	(1,200,000)
December 31, 2019	-

During 2018, the Company issued 1,200,000 non-qualified options to an independent contractor that were exercisable at $0.15 per share and had a term of five years. During 2019, the Company entered into an Option Amendment Agreement with the independent contractor reducing the term of the options that expired in November 2019. For 2019 and 2018, stock compensation expense for options was $0 and $232,938, respectively.

Related Party Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	December 31, 2019	December 31, 2018
Loans payable – stockholders	$30,000	$45,000
Loans from related parties	$35,000	$-

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principle balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of December 31, 2019, the payments due have not been extended, and the Company plans to repay the notes in 2020.

Loans from Related Parties

On November 7, 2019, the Company received a loan from a director in the amount of $30,000, with an interest rate of 0%. The loan was repaid in February 2020.

NOTE 7 – INCOME TAXES

At December 31, 2019, the Company had available federal net operating loss carry forwards to reduce future taxable income. The amount available was approximately $3,350,253 for federal purposes. The federal net operating loss carry forwards begin to expire in 2029. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. Accordingly, the Company has recognized a valuation allowance that offsets the deferred tax asset for this benefit.

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

The provision for Federal income tax consists of the following:

	For the Year Ended December 31,
	2019	2018
Federal income tax benefit attributable to:
Net operating loss	$98,558	$218,496
Less: valuation allowance	$(98,558)	$(218,496)
Provision for Federal tax benefit	$-	$-

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

	For the Year Ended December 31,
	2019	2018
Deferred tax assets attributable to:
Net operating loss carryover	$788,401	$604,995
Prior year adjustment	$-	$84,848
Less: valuation allowance	$(788,401)	$(689,843)
Net deferred tax assets	$-	$-

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

NOTE 8 – SUBSEQUENT EVENTS

On January 6, 2020, the Company issued 512,000 shares of common stock to one of the Company’s directors at $0.065 per share, for a total of $33,333.

On January 22, 2020, the Company issued 512,000 shares of common stock at $0.065 per share, for a total of $33,333.

On March 18, 2020, the Company entered into a three month agreement with Smallcapvoice.com, Inc. for investor relations services in exchange for 80,000 shares of the Company’s common stock. At that time, the Company’s common shares were trading at $0.10. The shares are restricted from sale or transfer until September 14, 2020.

Other than the foregoing, the Company is not aware of any subsequent events through the date of this filing that require disclosure or recognition in these financial statements. In addition, there exists no information required to be disclosed by the Company in a report on Form 8-K during the three-month period ended December 31, 2019, but not already reported.

As described in Note 7, a loan from a director in the amount of $30,000, with an interest rate of 0% was repaid in February 2020.

