Form 10-Q
period 2020-03-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2020-05-15
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended March 31, 2020

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

In this quarterly report on Form 10-Q, the terms “CLOQ,” “Company,” “we,” “us” and “our” refer to CyberloQ Technologies, Inc. and its wholly-owned subsidiary CyberloQ Technologies, LTD.

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$24,965	$636
Accounts Receivable	40,300	40,300
Total Current Assets	65,265	40,936

Fixed Assets
Software and Computer Equipment, Net	413,742	444,410
Total Fixed Assets	413,742	444,410

Total Assets	$479,007	$485,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$42,957	$65,315
Customer Prepayments	8,340	14,589
Loans Payable – Stockholders	35,000	35,000
Loans Payable – Related Party	40,000	30,000
Total Current Liabilities	126,297	144,904

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock: $0.001 par value,100,000,000 shares authorized; 69,234,515 and 68,130,515 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	$69,235	$68,131

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	30	30

Shares to be Issued: 4,256,409 and 3,633,333 common shares respectively	402,000	342,000
Stock Subscription Receivable	(35,000)	(35,000)
Additional Paid in Capital	$4,221,933	$4,148,372
Accumulated Deficit	(4,305,489)	(4,183,091)
Total Stockholders’ Equity	352,710	340,442

Total Liabilities and Stockholders’ Equity	$479,007	$485,346

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue
Service Revenue	$8,140	$6,249
Total Revenue	8,140	6,249

Operational Expense
Sales Commission	2,011	-
Professional Fees	12,861	27,704
Research	2,100	1,028
Stock Compensation	8,000	9,285
Officer’s Compensation	67,500	67,500
Travel and Entertainment	79	5,477
Rent	195	150
Depreciation	30,669	30,012
Computer and Internet	2,955	3,474
Office Supplies and Expenses	3,287	784
Other Operating Expenses	881	3,733
Total Operating Expenses	130,538	149,147

Loss from Operations	(122,398)	(142,898)

Other Income (Expense)
Interest	-	(85)

Total Other Income (Expenses)	-	(85)

Provision for Income Taxes	-	-

Net Loss	$(122,398)	$(142,983)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	69,181,182	66,001,474

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

From January 1, 2019 to March 31, 2020

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	65,830,515	$65,832		$198,000	30,000	$30	$3,884,101	$(3,661,711)	$486,252

Proceeds from Issuance of Common Stock	200,000	200	-	-	-	-	19,800	-	20,000

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Stock Subscriptions				75,000	-	-		-	75,000

Net loss for quarter ended March 31, 2019	-	-	-	-	-	-	-	(142,984)	(142,984)

Balance as of March 31, 2019	66.060,515	$66,032		$273,000	30,000	$30	$3,913,186	$(3,804,695)	$447,553

Proceeds from Issuance of Common Stock	1,250,000	1,250	-	-	-	-	123,750	-	125,000

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Common stock issued for officer’s fees	300,000	30		(6,000)	-	-	47,700	-	42,000

Stock subscriptions				25,000					25,000

Net loss for quarter ended June 30, 2019	-	-	-	-	-	-	-	(106,910)	(106,910)

Balance as of June 30, 2019	67,580,515	$67,582	-	$292,000	30,000	$30	$4,093,921	$(3,911,605)	$541,928

Proceeds from Issuance of Common Stock	550,000	50	-	-	-	-	54,450	-	55,000

Stock Subscriptions	-	-	-	15,000	-	-	-	-	15,000

Net loss for quarter ended September 30, 2019	-	-	-	-	-	-	-	(115,221)	(115,221)

Balance as of September 30, 2019	68,130,515	$68,132	-	$307,000	30,000	$30	$4,148,371	$(4,026,826)	$(496,707)

Net loss for quarter ended December 31, 2019	-	-	-	-	-	-	-	(156,265)	(156,265)

Balance as of December 31, 2019	68,130,515	$68,132	-	$307,000	30,000	$30	$4,148,371	$(4,183,091)	$340,442

Proceeds from Issuance of Common Stock	1,024,000	1,024					65,642	-	66,666

Common Stock issued for Services	80,000	80					7,920	-	8,000

Stock subscriptions				60,000				-	60,000

Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	(122,398)	(122,398)

Balance as of March 31, 2020	69,234,515	69,236	-	367,000	30,000	30	4,221,933	(4,305,489)	352,710

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2020	2019
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(122,398)	$(142,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,669	30,012
Stock Compensation	8,000	9,825
Change in Operating Assets and Liabilities:
Commitment Receivable	-	9,000
Accounts Payable and Accrued Expenses	(22,359)	13,718
Customer Prepayments	(6,249)	3,751
Net Cash Used in Operating Activities	(112,337)	(77,217)

INVESTING ACTIVITIES
Software	-	(15,750)
Net cash provided by (used) in investing activities	-	(15,750)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	66,666	20,000
Proceeds from Common Stock to be Issued	60,000	75,000
Repayment of Note Principal	(30,000)	-
Proceeds from Note Payable	40,000	-
Net Cash Provided by Financing Activities	136,666	95,000

Net Increase (Decrease) in Cash and Equivalents	24,329	2,033
Cash and Equivalents at Beginning of the Period	636	21,009
Cash and Equivalents at End of the Period	$24,965	$23,042

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$(85)
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for payment of accrued expense	$-	$-
Common stock issued for retirement of debt	$-	$-

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

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of March 31, 2020 and December 31, 2019, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ending March 31, 2020 and 2019, we expensed $2,100 and $1,028, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of March 31, 2020 and December 31, 2019, the Company had not experienced impairment losses on its long-lived assets.

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

As of March 31, 2020, the Company had $0 in contract assets, as well as a contract liability of $8,340 to perform on contracts. As of December 31, 2019, the Company has $0 in contract assets, as well as a contract liability of $14,589 to perform on contracts. The contract liability will be reduced by $2,083 per month as the Company provides a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes and earns and recognizes related revenue.

	Contract Asset	Contract Liability
December 31, 2019	$0	$14,589
Less revenue earned and recognized	-	(6,249)
March 31, 2020	$0	$8,340

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the periods ended March 31, 2020 and 2019 were $0 and $2,440, respectively.

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

At March 31, 2020 and December 31, 2019 the Company has 250,000 and 1,125,000 warrants that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding.

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

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	March 31, 2020	December 31, 2019
Software and computer equipment	$736,500	$736,509
Less: accumulated depreciation	(322,758)	(292,090)
Property and equipment, net	$413,742	$444,410

Depreciation expense was $30,669 and $30,012 for the periods ended March 31, 2020 and 2019, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $4,305,489 as of March 31, 2020 that includes a loss of $122,398 for the quarter ended March 31, 2020. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of March 31, 2020 and December 31, 2019.

The Company has an agreement to issue 3,333,333 common shares for $300,000, for $0.09 per share. Currently, the Company has collected $265,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “to be issued”. Once the remaining stock subscription of $35,000 is collected, the Company will issue the entire 3,333,333 common shares. During 2019, the Company issued 300,000 shares to Officers in conjunction with their service agreements which were recorded as “shares to be issued” in the balance sheet. In addition, during the first quarter of 2020, the Company received $60,000 for 923,076 shares of common stock that are recorded as “Shares to be Issued”

During the quarter ended March 31, 2020, the Company received $66,666 in payment for 1,024,000 shares of common stock and issued 80,000 shares of common stock for services valued at $8,000. Additionally, the Company received $60,000 for a stock subscription for 923,076 shares of common stock.

During 2019, the Company received $200,000 in payment for 2,000,000 shares of common stock. There were 68,130,515 shares of common stock issued and outstanding as of December 31, 2019. Additionally, there were 300,000 shares to officers for the current year portion of their service agreements, valued at $42,000.

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

NOTE 5 – COMMITMENTS

The Company rents office space on a month to month basis for its main office at 871 Venetia Bay Blvd Suite #202 Venice, FL 34285. Monthly rent for this space is $65. All conditions have been met and paid by the Company.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Issuance of Warrants/Options

All warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2019	1,125,000	$0.19	0.90
Granted	-
Exercised	-
Forfeited	(875,000)
December 31, 2019	250,000	$0.20	0.92
Granted	-
Exercised	-
Forfeited	-
March 31, 2020	250,000	$0.20	0.67

The following is a summary of the options issued in connection with common stock:

In 2016 and 2017, a director of the Company was issued two warrants to acquire a total of 1,250,000 shares of common stock. One warrant to acquire 625,000 shares of common stock expired on June 19, 2018, and the other warrant to acquire 625,000 shares of common stock expired on June 28, 2019. Both warrants were exercisable at $0.20 per share. The Company revalued the warrants based on information that caused a recalculation of the 1,250,000 warrants value from the $51,592 as disclosed in the December 31, 2017 footnote to the corrected amount $96,643. This re-valuation had no material impact on 2017, given that the majority of expense was recorded in 2018 and 2019.

The following is a summary of the options issued in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2019	1,200,000	$0.15	4.38
Granted	-
Exercised	-
Forfeited	(1,200,000)
December 31, 2019	-
Granted	-
Exercised	-
Forfeited	-
March 31, 2020	-

Related Parties and Stockholders Loans Payable

The following is a summary of related party loans payable:

	For the Periods Ended
	March 31, 2020	December 31, 2019
Loans payable – Related Parties	$40,000	$30,000
Loans payable – Stockholders	$35,000	$35,000

Loans Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principle balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of March 31, 2020, the payments due have not been extended, and the Company plans to repay the notes in 2020.

Loans Payable - Related Parties

On November 7, 2019, the Company received a loan from a director in the amount of $30,000, with an interest rate of 0%. The loan was repaid in February 2020. On March 24, 2020, the Company received a loan from a director in the amount of $40,000, with an interest rate of 0%. The maturity date for the loan is June 30, 2020.

NOTE 7 – SUBSEQUENT EVENTS

The Company is not aware of any subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2019. Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company History

CyberloQ Technologies Inc. (“CLOQ”, ‘We” or the “Company”) was incorporated in Nevada on February 25, 2008 as Advanced Credit Technologies, Inc. On November 20, 2019, the Company changed its name from Advanced Credit Technologies, Inc. to CyberloQ Technologies, Inc. The Company has never been the subject of any bankruptcy, receivership or similar proceeding. The Company has never been involved in any material reclassification, merger, or consolidation.

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has had no activity, operational or otherwise.

Current Overview of the Company

CyberloQ Technologies Inc. is a development-stage technology company focused on fraud prevention and credit management. The Company offers a proprietary software platform branded as CyberloQ®. While previously the Company licensed CyberloQ, in the third quarter of 2017, the Company acquired the CyberloQ technology and is now the exclusive owner of CyberloQ.

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

The Company also has a product named CyberloQ Vault which is a “cloud based’ security protocol that allows clients the ability to send/receive secure data without having to use traditional e-mail which is prone to breach. This service uses cloud-based encryption and a secure web portal to send/receive confidential data. Both the sender and receiver must have authenticated their position within the prescribed geo-coordinates as well as authenticate their mobile devices prior to sending/receiving any data, rendering a hack or breach utterly useless since the encrypted data is unusable without the CyberloQ authentication component.

Moreover, the Company is able to develop secure databases for clients by developing and attaching a private blockchain to the SQL database and further securing the database through use of the Company’s CyberloQ technology. The blockchain being developed by the Company is a private blockchain and is an invitation-only network governed by a single entity. Entrants to the network require permission to read, write or audit the blockchain.

Finally the Company offers a web-based proprietary software platform under the brand name Turnscor® which allows customers to monitor and manage their credit from the privacy of their own homes.

The Company currently has three officers — its President, Vice-President and Chief Technology Officer. The Company does not have any employees of the Company at this time.

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2020, the Company’s assets were $479,007 compared to $485,346 in assets as of December 31, 2019. The change in the Company’s financial condition can be attributed to $30,669 in depreciation expense which reduced the Company’s long-lived assets from $444,410 to $413,742 along with an increase in current assets from $40,936 to $65,265.

As of March 31, 2020, the Company’s liabilities were $126,297 compared to $144,904 in liabilities as of December 31, 2019. This change in the Company’s financial condition was due to a decrease of $22,358 in accounts payable and accrued expenses, along with a decrease of $6,249 in customer prepayments, and an in increase in loans payable from related parties from $30,000 to $40,000.

Net cash used in operating activities for the three month period ending March 31, 2020 was $112,337 compared to net cash used in operating activities for the three month period ending March 31, 2019 of $77,217. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the three months ended March 31, 2020 include depreciation of $30,669 and stock compensation of $8,000.

Net cash used by investing activities was $0 for the three month period ending March 31, 2020 as opposed to $15,750 for the three month period ending March 31, 2019.

Net cash provided by financing activities was $136,666 for the three month period ending March 31, 2020 as opposed to $95,000 for the three month period ending March 31, 2019.

The Company had gross revenue of $8,140 in the first quarter of 2020 compared to gross revenue of $6,249 in the first quarter of 2019, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2020. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Company revenue was $8,140 in the three months ended March 31, 2020 as opposed to $6,249 for the three months ended March 31, 2019, and the Company’s operating expenses were $130,538 for the three months ended March 31, 2020 as opposed to $149,147 for the three months ended March 31, 2019.

This decrease in operating expenses was primarily due to decreased professional fees. Professional fees expenses were $12,861 for the three months ended March 31, 2020, compared to $27,704 for the three months ended March 31, 2019. This decrease was due to a decrease in auditor fees. The Company also experienced changes in expense categories as noted below.

Travel and entertainment expenses were $79 for the three months ended March 31, 2020, compared to $5,477 for the three months ended March 31, 2019. This decrease in travel and entertainment expenses was due to decreased business travel during the quarter.

Other operating expenses were $881 for the three months ended March 31, 2020 as compared to $3,733 for the three months ended March 31, 2019. This decrease was due to lower advertising costs.

Office supplies and expenses were $3,287 for the three months ended March 31, 2020, compared to $784 for the three months ended March 31, 2019.

Sales commissions were $2,011 for the three months ended March 31, 2020, compared to $0 for the three months ended March 31, 2019. This increase in sales commissions was due to the payment of commissions on revenue generated from the CyberloQ platform.

For the three months ended March 31, 2020, there were no material changes in research, stock compensation, officer’s compensation, rent, depreciation, and computer and internet expense as compared to the three months ended March 31, 2019

As a result of the foregoing, the Company experienced a net loss from operations of $122,398 in the three months ended March 31, 2020 compared to a net loss from operations of $142,898 in the three months ended March 31, 2019.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any legal proceedings or any administrative proceedings.

In addition, CLOQ’s officers and directors have not been convicted in any criminal proceedings nor have they been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of securities or banking activities.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2020, the Company raised $66,666 for the operations of the Company through the unregistered sale of 1,024,000 shares of restricted common stock.

In addition, the Company received $60,000 for 923,076 shares of common stock that are recorded as “to be issued”.

During the first three months of 2019, the Company raised $20,000 for the operations of the Company through the unregistered sale of 200,000 shares of restricted common stock.

In addition, the Company has an agreement to issue 3,333,333 common shares for $300,000 by March 31, 2019. As of March 31, 2019, the Company has collected $225,000 towards that agreement, and is disclosing the full amount and the related 3,333,333 common shares as “To be Issued”. Once the remaining stock subscription of $75,000 is collected, the Company will issue the entire 3,333,333 common shares. In addition, the Company has 300,000 shares of common stock to be issued to officers as of December, 31, 2018, these shares are valued at $48,000 and were issued in the second quarter of 2019.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended March 31, 2020, but not reported.

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: May 15, 2020		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Frederick Andreini
Date: May 15, 2020		Frederick Andreini, Director

	By:	/s/ Mark Carten
Date: May 15, 2020		Mark Carten, Director

	By:	/s/ Enrico Giordano
Date: May 15, 2020		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: May 15, 2020		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: May 15, 2020		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: May 15, 2020		Rex Schuette, Director

