Form 10-Q
period 2020-09-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2020-11-13
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of the date of this filing, there were 74,004,155 shares of the Issuer’s common stock issued and outstanding and held by approximately 115 shareholders, seven of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended September 30, 2020

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$84,995	$636
Accounts Receivable, net	300	40,300
Deposit	700	-
Total Current Assets	85,995	40,936

Fixed Assets
Software and Computer Equipment, Net	352,404	444,410
Total Fixed Assets	352,404	444,410

Total Assets	$438,399	$485,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$104,159	$65,315
Accrued interest	1,092	-
Customer Prepayments	-	14,589
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	125,000	30,000
Total Current Liabilities	265,251	144,904

Long Term Liabilities
Loan Payable	35,600	-
Total Long Term Liabilities	35,600	-

Total Liabilities	$300,851	$144,904

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,100,000,000 shares authorized; 73,884,515 and 68,130,515 shares issued and outstanding, respectively	$73,885	$68,131

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding, respectively	30	30

Shares to be Issued: 1,683,076 and 3,633,333 common shares respectively	140,140	342,000
Stock Subscription Receivable	-	(35,000)
Additional Paid in Capital	$4,642,284	$4,148,372
Accumulated Deficit	(4,718,791)	(4,183,091)
Total Stockholders’ Equity	137,548	340,442

Total Liabilities and Stockholders’ Equity	$438,399	$485,346

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$3,807	$22,814	$19,916	$95,699
Total Revenue	3,807	22,814	19,916	95,699

Operational Expense
Sales Commissions	-	18,763	2,011	28,704
Professional Fees	14,795	9,711	43,164	53,393
Research	-	-	2,100	6,193
Stock Compensation	28,140	-	36,140	18,570
Officer’s Compensation	67,500	68,796	202,500	203,796
Travel and Entertainment	1,705	2,480	1,784	27,535
Rent	1,917	150	2,307	450
Depreciation	31,338	30,669	92,006	91,350
Computer and Internet	1,696	5,096	6,376	14,870
Office Supplies and Expenses	646	1,119	4,134	4,489
Other Operating Expenses	2,408	1,235	5,000	11,349
Bad Debt	40,000	-	40,000	-
Total Operating Expenses	190,145	138,019	437,522	460,699

Loss from Operations	(186,338)	(115,205)	(417,606)	(365,000)

Other Income (Expense)
Interest	(1,092)	(15)	(1,092)	(115)
SBA grant	-	-	3,000	-
Loss on extinguishment of debt	(120,000)		(120,000)
Total Other Income (Expenses)	(121,092)	(15)	(118,092)	(115)

Provision for Income Taxes	-	-	-	-

Net Loss	$(307,430)	$(115,220)	(535,698)	(365,115)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	73,884,515	67,647,182	71,061,182	67,016,626

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

From January 1, 2019 to September 30, 2020

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	65,830,515	$65,832		$198,000	30,000	$30	$3,884,101	$(3,661,711)	$486,252

Proceeds from Issuance of Common Stock	200,000	200	-	-	-	-	19,800	-	20,000

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Stock Subscriptions				75,000	-	-		-	75,000

Net loss for quarter ended March 31, 2019	-	-	-	-	-	-	-	(142,984)	(142,984)

Balance as of March 31, 2019	66.060,515	$66,032		$273,000	30,000	$30	$3,913,186	$(3,804,695)	$447,553

Proceeds from Issuance of Common Stock	1,250,000	1,250	-	-	-	-	123,750	-	125,000

Warrants Issued for Services	-	-	-	-	-	-	9,285	-	9,285

Common stock issued for officer’s fees	300,000	30		(6,000)	-	-	47,700	-	42,000

Stock subscriptions				25,000					25,000

Net loss for quarter ended June 30, 2019	-	-	-	-	-	-	-	(106,910)	(106,910)

Balance as of June 30, 2019	67,580,515	$67,582	-	$292,000	30,000	$30	$4,093,921	$(3,911,605)	$541,928

Proceeds from Issuance of Common Stock	550,000	50	-	-	-	-	54,450	-	55,000

Stock Subscriptions	-	-	-	15,000	-	-	-	-	15,000

Net loss for quarter ended September 30, 2019	-	-	-	-	-	-	-	(115,221)	(115,221)

Balance as of September 30, 2019	68,130,515	$68,132	-	$307,000	30,000	$30	$4,148,371	$(4,026,826)	$(496,707)

Net loss for quarter ended December 31, 2019	-	-	-	-	-	-	-	(156,265)	(156,265)

Balance as of December 31, 2019	68,130,515	$68,132	-	$307,000	30,000	$30	$4,148,371	$(4,183,091)	$340,442

Proceeds from Issuance of Common Stock	1,024,000	1,024					65,642	-	66,666

Common Stock issued for Services	80,000	80					7,920	-	8,000

Stock subscriptions				60,000				-	60,000

Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	(122,398)	(122,398)

Balance as of March 31, 2020	69,234,515	$69,236	-	$367,000	30,000	$30	$4,221,933	$(4,305,489)	$352,710

Common stock issued for subscription	2,650,000	2,650		(265,000)			262,350		-

Net loss for the quarter ended June 30, 2020								(105,872)	(105,872)

Balance as of June 30, 2020	71,884,515	$71,886	-	$102,000	30,000	$30	$4,484,283	$(4,411,361)	$246,838

Common stock issued for note payable	2,000,000	2,000					158,000		160,000

Common stock for cash				10,000					10,000

Common stock for officer’s fees				28,140					28,140

Net loss for the quarter ended September 30, 2020								(307,430)	(307,430)

Balance as of September 30, 2020	73,884,515	$73,886	-	$140,140	30,000	$30	$4,642,283	$(4,718,791)	$137,548

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2020	2019
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(535,698)	$(365,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92,006	91,350
Stock Compensation	36,140	18,570
Loss on extinguishment of debt	120,000	-
Bad debt	40,000	-
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	-	(41,000)
Decrease (increase) in deposit and prepaids	(700)	-
Increase (decrease) in accounts payable and accrued expenses	38,842	17,520
Increase (decrease) in accrued interest	1,092	-
Increase (decrease) in deposits	-	10,000
Increase (decrease) in customer prepayments	(14,589)	(18,747)
Net Cash Used in Operating Activities	(222,907)	(287,422)

INVESTING ACTIVITIES
Software	-	(15,750)
Net cash provided by (used) in investing activities	-	(15,750)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	66,666	200,000
Proceeds from Common Stock to be Issued	70,000	115,000
Repayment of Note Principal	(36,500)	(10,000)
Proceeds from Note Payable	207,100	-
Net Cash Provided by Financing Activities	307,266	305,000

Net Increase (Decrease) in Cash and Equivalents	84,359	1,828
Cash and Equivalents at Beginning of the Period	636	21,009
Cash and Equivalents at End of the Period	$84,995	$22,837

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$(200)
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for payment of accrued expense	$-	$-
Common stock issued for retirement of debt	$40,000	$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of September 30, 2020, and December 31, 2019, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the nine months ended September 30, 2020 and 2019, we expensed $0 and $6,193, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of September 30, 2020, and December 31, 2019, the Company had not experienced impairment losses on its long-lived assets.

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

As of September 30, 2020, the Company had $0 in contract assets and contract liabilities. As of December 31, 2019, the Company has $0 in contract assets, and a contract liability of $14,589 to perform on contracts. The contract liability will be reduced by $2,083 per month as the Company provides a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes and earns and recognizes related revenue.

	Contract Asset	Contract Liability
December 31, 2019	$0	$14,589
Less revenue earned and recognized	-	(14,589)
September 30, 2020	$0	$-

Accounts Receivable

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of profitable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the esimated amount of cash collections with respect to accounts receivable could change. As of September 30, 2020, the Company has deemed $40,000 uncollectible.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the nine-months ended September 30, 2020 and 2019 were $1,025 and $4,769, respectively.

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

At September 30, 2020 and December 31, 2019, the Company has 250,000 and 1,125,000 warrants, respectively, that can be exercised and could be dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding.

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

In June, 2020, the Company entered into a 12-month lease for office space at a rate of $426 per month, and paid a deposit of $500. In September 2020, the Company moved to a different suite, the lease was amended to a rate of $639 per month, beginning on October 1, 2020. The Company paid an additional deposit of $200.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	September 30, 2020	December 31, 2019
Software and computer equipment	$736,500	$736,509
Less: accumulated depreciation	(384,096)	(292,090)
Property and equipment, net	$352,404	$444,410

Depreciation expense was $92,006 and $91,350 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $4,718,791 as of September 30, 2020 that includes a loss of $535,698 for the nine months ended September 30, 2020. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of September 30, 2020 and December 31, 2019.

During the quarter ended September 30, 2020, the Company issued 2,000,000 shares of common stock in satisfaction of a promissory note in the amount of $40,000 to a related party, resulting in a loss on extinguishment of debt of $120,000 See Note 7. Additionally, the Company received $10,000 for ”shares to be issued”, of which the terms have not been set as of September 30, 2020. Also, the company recorded “shares to be issued” to Officers in the amount of $28,140 in conjunction with their service agreements.

At September 30, 2020, the “shares to be issued” is comprised of 600,000 shares issuable to Officers of the Company valued at $70,140; 923,076 shares issuable in the amount of $60,000; and the shares issuable for $10,000 for which the terms have not been set as of period end.

The Company had an agreement to issue 3,333,333 common shares for $300,000, or $0.09 per share. The Company has collected $265,000 towards that agreement, and had previously disclosed the full amount and the related 3,333,333 common shares as “to be issued”. In June 2020, the Company amended the stock subscription agreement and issued 2,650,000 shares in exchange for the $265,000 that had previously been collected.

During the first quarter of 2020, the Company received $60,000 for 923,076 shares of common stock that are recorded as “Shares to be Issued” Also, during the quarter ended March 31, 2020, the Company received $66,666 in payment for 1,024,000 shares of common stock and issued 80,000 shares of common stock for services valued at $8,000 and received $60,000 for a stock subscription for 923,076 shares of common stock.

Also during 2019, the Company received $200,000 in payment for 2,000,000 shares of common stock. In addition, during 2019, the Company issued 300,000 shares to Officers in conjunction with their service agreements which were recorded as “shares to be issued” in the balance sheet.

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

NOTE 6 – COMMITMENTS

In June 2020, the Company entered into a 12-month lease for office space at 871 Venetia Bay Blvd Suite #202 Venice, FL 34285. The monthly rent is $426 per month. The Company paid a deposit of $500 and the first month rent of $426 for July in June 2020. All conditions have been met and paid by the Company. In September 2020, the lease was amended as the Company moved to Suite #228. The amended monthly rent is $639 per month. The Company paid an additional deposit of $200 for the new suite.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Issuance of Warrants/Options

All warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2019	1,125,000	$0.19	0.90
Granted	-
Exercised	-
Forfeited	(875,000)
December 31, 2019	250,000	$0.20	0.92
Granted	-
Exercised	-
Forfeited	-
September 30, 2020	250,000	$0.20	0.17

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

The following is a summary of the options issued in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2019	1,200,000	$0.15	4.38
Granted	-
Exercised	-
Forfeited	(1,200,000)
December 31, 2019	-
Granted	-
Exercised	-
Forfeited	-
September 30, 2020	-

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	September 30, 2020	December 31, 2019
Notes payable – Related Parties	$125,000	$30,000
Notes payable – Stockholders	$35,000	$35,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principle balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of September 30, 2020, the payments due have not been extended, and the Company plans to repay the notes in 2020.

Notes Payable - Related Parties

On November 7, 2019, the Company received a promissory note from a director in the amount of $30,000, with an interest rate of 0%. The loan was repaid in February 2020. On March 24, 2020, the Company received a loan from a director in the amount of $40,000, with an interest rate of 0%. The maturity date for the loan is June 30, 2020. On July 7, 2020, 2,000,000 shares of stock were issued to retire the loan resulting in a loss on extinguishment of debt of $120,000.

On August 8, 2020, the Company received a promissory note from a director in the amount of $25,000, with an interest rate of 0% and a maturity date of September 10, 2020. On September 9, 2020, the promissory note was amended to increase the interest rate to 12.5% and amend the final maturity date to August 1, 2021. Beginning March 1, 2021, the Company is required to make six equal monthly principal payments plus accrued interest.

On September 9, 2020, the Company received a promissory note from a director in the amount of $100,000, with an interest rate of 12.5%. The maturity date for the loan is August 1, 2021. Beginning March 1, 2021, the Company is required to make monthly payments in the amount of $18,750, ending on August 1, 2021.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company issued 160,000 for shares to be issued in which the terms had not been set at quarter end.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

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

Finally, the Company offers a web-based proprietary software platform under the brand name Turnscor® which allows customers to monitor and manage their credit from the privacy of their own homes.

The Company currently has three officers — its President, Vice-President and Chief Technology Officer. The Company does not have other employees of the Company at this time.

Liquidity, Capital Resources and Material Changes in Financial Condition

As of September 30, 2020, the Company’s assets were $438,399 compared to $485,346 in assets as of December 31, 2019. The change in the Company’s financial condition can be attributed to $92,006 in depreciation expense which reduced the Company’s fixed assets from $444,410 to $352,404 along with an increase in current assets from $40,936 to $125,995. Additionally, a previously recorded receivable in the amount of $40,000 was written off during the quarter.

As of September 30, 2020, the Company’s liabilities were $300,851 compared to $144,904 in liabilities as of December 31, 2019. This change in the Company’s financial condition was due to an increase of $38,844 in accounts payable and accrued expenses, along with a decrease of $14,589 in customer prepayments, and an increase in Note payable from related parties from $30,000 to $125,000. Additionally, the Company received an Economic Injury Disaster Loan payment in the amount of $35,600 that was recorded as a Long-Term Loan payable.

Net cash used in operating activities for the nine month period ending September 30, 2020 was $222,907 compared to $287,422 for 2019. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the nine months ended September 30, 2020 include depreciation of $92,006, stock compensation of $36,140,loss on extinguishment of debt of $120,000 and bad debt of $40,000.

Net cash used by investing activities was $0 for the nine months ended September 30, 2020 as compared to $15,750 for 2019.

Net cash provided by financing activities was $307,266 for the nine months ended September 30, 2020 as compared to $305,000 for 2019.

The Company had gross revenue of $3,807 and $19,916 for the three and nine months ended September 30, 2020 compared to gross revenue of $22,814 and 95,699 for the three and nine months ended September 30, 2019, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2020. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three and nine Months Ended September 30, 2020 and 2019

Company revenue was $3,807 and $19,916 in the three and nine months ended September 30, 2020 as compared to $22,814 and $95,699 for the three and nine months ended September 30, 2019, and the Company’s operating expenses were $190,145 and $437,522 for the three and nine months ended September 30, 2020 as compared to $138,019 and 460,699 for the three and nine months ended September 30, 2019.

The decrease in operating expenses for the three and nine months ended September 30, 2020 as compared to September 30, 2019 was due to a decrease in all but two expense categories, stock compensation expense and bad debt expense. The Company experienced changes in expense categories as noted below.

Professional fees were $14,795 and $43,164 for the three and nine months ended September 30, 2020, compared to $9,711 and $53,393 for the three and nine months ended September 30, 2019. This decrease in professional fees was due to decreased audit fees during the quarter.

Research expenses were $0 and $2,100 for the three and nine months ended September 30, 2020, compared to $0 and $6,193 for the three and nine months ended September 30, 2019. This decrease in research was due to costs incurred in 2019 associated with updates to the Company’s website.

Stock compensation expenses were $28,140 and $36,140 for the three and nine months ended September 30, 2020, compared to $0 and $18,570 for the three and nine months ended September 30, 2019.

Travel and entertainment expenses were $1,705 and $1,784 for the three and nine months ended September 30, 2020, compared to $2,480 and $27,535 for the three and nine months ended September 30, 2019. This decrease in travel and entertainment expenses was due to decreased business travel during 2020.

Computer and internet expenses were $1,696 and $6,376 for the three and nine months ended September 30, 2020 as compared to $5,096 and $14,870 for the three and nine months ended September 30, 2019. This decrease was due to lower hosting costs associated with the Company’s private blockchain product.

Office supplies and expenses were $646 and $4,134 for the three and nine months ended September 30, 2020, compared to $1,119 and $4,489 for the three and nine months ended September 30, 2019.

Other operating expenses were $2,408 and $5,000 for the three and nine months ended September 30, 2020 as compared to $1,235 and 11,349 for the three and nine months ended September 30, 2019. This decrease was due to lower advertising costs.

Additionally, there was a bad debt recognized on accounts receivable in the amount of $40,000. The expense was recognized at September 30, 2020, when it was deemed by the Company that the outstanding amount from Diabetic Help Centers was no longer recoverable.

As a result of the foregoing, the Company experienced a net loss from operations of $186,338 and $417,606 in the three and nine months ended September 30, 2020 compared to a net loss from operations of $115,205 and $365,000 in the three and nine months ended September 30, 2019.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Finally, management has evaluated whether or not COVID-19 has had any material impact on the Company. The Company is a technology-based company with personnel already working remotely prior to COVID-19. Therefore, the Company has not been impacted by any stay-at-home orders or travel restrictions. Likewise, the Company has continued to have access to capital and funding sources, and COVID-19 has had no material effect on the demand for the Company’s services. Consequently, to date COVID-19 has not impacted the Company’s financial condition or the results of its operations, and the Company does not anticipate that there be any material impact in the future.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Prior to the quarter ended June 30, 2020, the Company had an agreement to issue 3,333,333 common shares for $300,000 by March 31, 2019. As of March 31, 2020, the Company had only collected $265,000 towards that agreement, and disclosed related 3,333,333 common shares as “To be Issued” pending fulfillment of the entire amount due under the subscription agreement. During the quarter ended June 30, 2020, the parties amended the subscription agreement and to reflect that the Company would issue 2,650,000 common shares for the $265,000 paid to that point in time and issued the 2,650,000 shares due pursuant to the amended subscription agreement.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended September 30, 2020, but not reported.

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: November 13, 2020		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Frederick Andreini
Date: November 13, 2020		Frederick Andreini, Director

	By:	/s/ Mark Carten
Date: November 13, 2020		Mark Carten, Director

	By:	/s/ Enrico Giordano
Date: November 13, 2020		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: November 13, 2020		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: November 13, 2020		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: November 13, 2020		Rex Schuette, Director

