Form 10-K
period 2020-12-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2021-03-31
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170132

CYBERLOQ TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-170132	26-2118480
(Commission File Number)	(IRS Employer Identification No.)

871 Venetia Bay Blvd, #228, Venice, FL	34285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612)961-4536

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLOQ	OTC Pink

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

As of the date of this filing, there were 76,494,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 115 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 51,671,152 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $5,167,115.

CyberloQ Technologies, Inc.

FORM 10-K

For The Year Ended December 31, 2020

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

Company History

CyberloQ Technologies Inc. (“CLOQ”, ‘We” or the “Company”) was incorporated in Nevada on February 5, 2008 as Advanced Credit Technologies, Inc. The Company changed its name to CyblerloQ Technologies, Inc on November 20, 2019. The Company has never been the subject of any bankruptcy, receivership or similar proceeding. The Company has never been involved in any material reclassification, merger, or consolidation.

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

None.

ITEM 2.	PROPERTIES

The Company’s corporate office is located in the Gulf Coast Executive Business Center at 871 Venetia Bay Blvd Suite #228 Venice, FL 34285, and our telephone number is 612-961-4536. Rent is $639 per month including phone and internet.

The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings, nor is the Company a party to any administrative proceedings.

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

Our common stock currently trades on the OTC Bulletin Board under the symbol “CLOQ.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal years 2020 and 2019, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2020 was $0.05 per share. As of December 31, 2020, there were 115 shareholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	Fiscal Year 2020		Fiscal Year 2019
	High	Low	High	Low

First Quarter	$0.13	$0.08	$0.30	$0.09

Second Quarter	$0.17	$0.05	$0.20	$0.09

Third Quarter	$0.11	$0.08	$0.19	$0.09

Fourth Quarter	$0.10	$0.05	$0.15	$0.09

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2020, our total assets were $27,441 compared to $485,346 in assets as of December 31, 2019. This decrease in the total assets is primarily attributed to depreciation and $321,735 impairment write-down of the CyberloQ® technology fixed asset and a decrease in receivables, offset by an increase in cash. As a result of the depreciation recognized, the value of the Company’s long-lived assets decreased from $444,410 as of December 31, 2019 to $0 as of December 31, 2020.

As of December 31, 2020, our liabilities were $337,464  compared to $144,904 in liabilities as of December 31, 2019. This change in the Company’s financial condition was due to increases in accounts payable and accrued expenses of $46,025, an increase of $120,000 in loans from related parties, and an increase in long term note payable of $35,600. These increases were partially offset by a decrease of $14,589 in customer prepayments.

Net cash used in operating activities for the year ending December 31, 2020 was $306,161 compared to net cash used in operating activities for the year ended December 31, 2019 of $339,623. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the year ended December 31, 2020 include depreciation of $122,675, $321,735 software impairment write-down, stock compensation of $36,140, loss on extinguishment of debt of $120,000, and bad debt expense of $40,000.

Net cash used by investing activities for the year ended December 31, 2020 was $0 as compared to $15,750 for the year ended December 31, 2019.

Net cash provided by financing activities was $332,266 for the year ended December 31, 2020 as compared to $335,000 for the year ending December 31, 2019. Although there was no material change in the net cash provided by financing activities from 2019 to 2020, the Company relied more on notes as opposed to stock issuances in 2020. Specifically, proceeds from common stock issuance was $76,666 for the year ended December 31, 2020 as compared to $200,000 for the year ended December 31, 2019, and proceeds from common stock to be issued was $60,000 for the year ended December 31, 2020 as compared to $115,000 for the year ended December 31, 2019. Conversely, proceeds from notes payable was $232,100 for the year ended December 31, 2020 compared to $30,000 for the year ended December 31, 2019.

The Company had operating revenue of $19,944 in 2020 and is currently reliant on its ability to raise additional capital and/or debt to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2021. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional debt and/or capital in order to continue its operations.

Results of Operations for the Years Ended December 31, 2020 and 2019

The Company experienced a net loss of $983,271 for the year ended December 31, 2020 compared to net loss of $521,380 for the year ended December 31, 2019.

This increase in the Company’s net loss was due to a one-time software impairment expense of $321,725, decrease in service revenue, one-time losses on extinguishment of debt of $120,000 and recognition of bad debt expense of $40,000.

Service revenue was $19,944 for 2020 in comparison to $77,185 for 2019. This decrease in revenue was due to the Company earning $50,000 in conjunction with developing and securing a customer’s data with a private blockchain and CyberloQ during 2019. The Company did not have any similar contracts in 2020, and recognized service revenue of $5,355 from its TurnScor platform along with $14,589 in recognition of revenue from a customer’s non-refundable two-year (beginning August 28, 2018) service contract that ended in the third quarter of 2020.

For 2020, the Company issued 2,000,000 shares of common stock in satisfaction of a promissory note in the amount of $40,000 to a related party, resulting in a loss on extinguishment of debt of $120,000, compared to no loss on extinguishment of debt for  2019. The Company also had recognition of bad debt expense of $40,000 in 2020, as opposed to no recognition of bad debt in 2019.

The Company wrote-off the book value of the Cyberloq technology software fixed asset at year-end, and recorded software impairment expense of $321,725. Even though the Company has written-off the software fixed asset, due to current accounting pronouncements, it does not impact the intangible value of the Cyberloq technology that will continue to be used in the Company’s operations nor the Company’s outlook for growth and sales strategies as disclosed in a press release on March 3, 2021.

In addition to the foregoing, rent expense was $3,585 for 2020, compared to $600 for 2019. This increase was due to the Company signing a new lease agreement in 2020.

The foregoing drivers of the increase in the Company’s net loss for the year ended December 31, 2020 were partially offset by decreases in the Company’s other operating expenses.

Travel and entertainment expenses were $1,785 in 2020, compared to $25,235 in 2019. This decrease in travel and entertainment expenses was due to decreased business travel during the year.

Stock compensation expenses were $36,140 for 2020, compared to $60,570 for 2019. This decrease in stock compensation expenses was due to the Company’s stock price being lower in 2020 when the stock was issued as compared to the Company’s stock price in 2019 when the stock was issued.

Professional fees were $56,483  in 2020, compared to $63,731 in 2019. This decrease was due to a reduction in accounting and legal fees in 2020.

Computer and internet expenses were $7,759 in 2020 as compared to $18,605 in 2019. This decrease was due to lower hosting costs associated with the Company’s private blockchain product.

Other operating expenses were $12,049  in 2020 as compared to $18,172 in 2019. This decrease was due to a reduction in advertising costs.

Sales commissions were $2,011 in 2020, compared to $8,259 in 2019. This decrease in sales commissions was primarily due to a decrease in service revenue generated from the Turnscor platform

Research and development expenses were $2,100 in 2020, compared to $6,193 in 2019. This decrease in research was due to costs incurred in 2019 associated with updates to the Company’s website.

For 2020, there were no material changes in officers’ compensation, office supplies and expenses, or depreciation expense as compared to 2019.

In summary, total revenue was $19,944 for 2020. The Company is currently reliant on its ability to raise additional debt and/or capital to continue execution of its business plan to move forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2021 will be highly-dependent upon the Company’s ability to enter into material revenue contracts with customers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 in accordance with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There exists no information required to be disclosed in a report on Form 8-K during the three-month period ended December 31, 2020, but not reported.

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

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Mark Carten	68	CTO & Director	April 2017
Enrico Giordano	62	Vice President & Director	Inception
Leon Hurst	53	Director	February 2020
Christopher Jackson	56	President, Sec., Treas. & Director	Inception
Rex Schuette	71	Director	September 2017

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.

(c) Identification of certain significant employees.

As of December 31, 2020, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

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

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, we believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2020.

 Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics. We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 871 Venetia Bay Boulevard, #228, Venice, Florida 34285.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company’s executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non- Equity Inctv. Plan Comp	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson	2020	$90,000	$-	$8,500	(1)	$-	$-	$-	$-	$98,500
President, Secretary, Treasurer & Director (PEO & PFO)	2019	$90,000	$-	$14,000	(1)	$-	$-	$-	$-	$104,000
Mark Carten	2020	$90,000	$-	$8,500	(1)	$-	$-	$-	$-	$98,500
CTO & Director	2019	$90,000	$-	$14,000	(1)	$-	$-	$-	$-	$104,000
Enrico Giordano	2019	$90,000	$-	$8,500	(1)	$-	$-	$-	$-	$98,500
VP & Director	2019	$90,000	$-	$14,000	(1)	$-	$-	$-	$-	$104,000

(1) The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all provide that so long as they are in continuous service to the Company, on each annual anniversary date of their employment agreements they shall be issued 100,000 shares of the Company’s common stock as an annual bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company’s executive officers as of December 31, 2020.

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

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of the date of filing, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 76,494,515 beneficially owned shares of common stock outstanding as of the date of filing, and 30,000 beneficially owned shares of preferred stock outstanding on the date of filing. The address of each director and executive officer listed below is c/o CyberloQ Technologies, Inc., 5871 Venetia Bay Boulevard, #228, Venice, Florida 34285.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Mark Carten(1)(2)	5,300,000	6.9%	10,000	33.33%

Directors & Officers	Leon Hurst	2,648,363	3.5%	0	0%

Directors & Officers	Enrico Giordano(2)	5,300,000	6.9%	10,000	33.33%

Directors & Officers	Christopher Jackson(2)	5,800,000	7.6%	10,000	33.33%

Directors & Officers	Rex Schuette	5,775,000	7.5%	0	0%

	Officers & Directors as a group (5 persons)	24,823,363	32.5%	30,000	100%

5% Shareholders	Peter Lacey 81 Burnwaite Rd London SW65BQ United Kingdom	4,500,000	5.9%	0	0%

The preferred shareholders vote together with the common stock as a single class and the holders of the preferred stock are entitled to 5,000 votes per share.

(1) Includes 4,000,000 shares of Common Stock held by Carten Tech LLC, of which Mark Carten has voting and dispositive control.

(2) The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all include performance incentive stock options based upon the Company meeting certain performance conditions that can potentially result in the issuance of stock option awards of up to 5,000,000 shares each in the event that the Company reaches certain performance goals. Specifically, Mark Carten, Enrico Giordano and Christopher Jackson each shall be entitled to receive ten (10) stock option awards of 500,000 shares of the Company’s common stock each, upon the Company achieving certain milestones (the “ISO Awards”). The first ISO Award will vest upon the Company achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional ISO Award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue up to a total of 5,000,000 shares each. The shares vest at 110% of the average closing bid price and must be exercised within five (5) years of the vesting date.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2020, the Company had equity compensation plans with Mark Carten, Enrico Giordano and Christopher Jackson. A summary table of the potential share issuances based upon these plans is set forth below:

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

The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2019 or 2020, and it is unknown whether or not the Company will meet the requisite performance conditions in 2021. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On October 29, 2019, the Company approved a loan of $30,000 from a director to the Company. The interest rate was 0% and the maturity date was December 2, 2019. The Company paid this loan in full in February of 2020.

On August 8, 2020, the Company approved a loan of $25,000 from a director to the Company. The interest rate is 12.5% and the maturity date is August 1, 2021.

On September 9, 2020, the Company approved a loan of $100,000 from a director to the Company. The interest rate is 12.5% and the maturity date is August 1, 2021.

On December 28, 2020, the Company approved a loan of $25,000 from a director to the Company. The interest rate is 12.5% and the maturity date is October 1, 2021.

Further Fred Andreini, a former director of the Company as of February 2021, is an owner of Magnum Health Management LLC, the parent company of Diabetic Help Centers, LLC. On January 31, 2019, the Company entered into a software development to create an interactive database incorporating a private blockchain and the Company’s CyberloQ® technology. The agreement stated that Diabetic Help Centers will pay the Company $50,000 for the development of the database, along with monthly user fees once the database is being utilized by Diabetic Help Centers to store patient records. The Company received $10,000 during the year ended December 31, 2020 and the remaining $40,000 was written off as bad debt expense.

Promoters and Certain Control Persons

The Company has not had a promoter at any time during the last five fiscal years.

In addition, there are no parents of the Company.

Director Independence

The directors of the Company, which also include the executive officers of the Company, are not independent directors. Members of the Company’s management may become associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to the Company’s affairs as is reasonably needed.

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

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2019 and December 31, 2020. All services provided by the Company’s independent registered accounting firm have been reviewed and approved by the Company’s Board of Directors.

	2019	2020
Audit Fees	$23,250	$19,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$23,250	$19,500

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: 03/31/2021		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: 03/31/2021		Mark Carten, Director

	By:	/s/ Enrico Giordano
Date: 03/31/2021		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: 03/31/2021		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: 03/31/2021		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: 03/31/2021		Rex Schuette, Director

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cyberloq Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyberloq Technologies, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 30, 2021

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$26,741	$636
Accounts Receivable	-	40,300
Deposits	700	-
Total Current Assets	27,441	40,936

Fixed Assets
Software and Computer Equipment, Net	-	444,410
Total Fixed Assets	-	444,410

Total Assets	$27,441	$485,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$111,340	$65,315
Accrued interest	5,524	-
Customer Prepayments	-	14,589
Loans Payable – Stockholders	35,000	35,000
Loans Payable–Related Party	150,000	30,000
Total Current Liabilities	301,864	144,904

Long Term Liabilities
SBA Loan Payable	35,600	-
Total Long Term Liabilities	35,600	-

Total Liabilities	337,464	144,904

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock: $0.001 par value,100,000,000 shares authorized; 74,044,515 and 68,130,515 shares issued and outstanding, respectively	$74,045	$68,831

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding, respectively	30	30

Shares to be Issued: 1,443,333 and 3,633,333 common shares, respectively	130,140	342,000

Stock Subscription Receivable	-	(35,000)

Additional Paid in Capital	$4,652,124	$4,148,372

Accumulated Deficit	(5,166,362)	(4,183,091)

Total Stockholders’ Equity	(310,023)	340,442

Total Liabilities and Stockholders’ Equity	$27,441	$485,346

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenue
Service Revenue	$19,944	$77,185
Total Revenue	19,944	77,185

Operating Expenses
Sales Commissions	2,011	8,259
Professional Fees	56,483	63,731
Research	2,100	6,193
Stock Compensation	36,140	60,570
Officer’s Compensation	270,000	270,000
Travel and Entertainment	1,785	25,235
Rent	3,585	600
Depreciation	122,675	122,019
Computer and Internet	7,759	18,605
Office Supplies and Expenses	4,369	5,076
Bad Debt	40,000	-
Software Impairment	321,735	-
Other Operating Expenses	12,049	18,172
Total Operating Expenses	808,691	598,460

Loss from Operations	(860,747)	(521,275)

Other Income (Expense)
Interest	(5,524)	(105)
SBA Grant	3,000	-
Loss on extinguishment of debt	(120,000)	-

Total Other Income	(122,524)	(105)

Provision for Income Taxes	-	-

Net Loss	$(983,271)	$(521,380)

Loss per common share-Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	71,767,015	67,280,515

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and December 31, 2019

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	65,830,515	$65,832	-	$198,000	30,000	$30	$3,884,101	$(3,661,711)	$486,252

Proceeds from Issuance of Common Stock	2,000,000	2,000	-	115,000	-	-	198,000	-	315,000

Warrants Issued for Services	-	-	-	-	-	-	18,570	-	18,570

Stock issued for officers’ fees	300,000	300		(6,000)	-	-	47,700	-	42,000

Net loss for period ended December 31, 2019	-	-	-	-	-	-	-	(521,380)	(521,380)

Balance as of December 31, 2019	68,130,515	$68,132	-	$307,000	30,000	$30	$4,148,371	$(4,183,091)	$340,442

Proceeds from Issuance of Common Stock	1,184,000	1,184		-			75,482	-	76,666

Common stock issued for services	80,000	80					7,920	-	8,000

Common stock issued for stock subscription	2,650,000	2,650		(205,000)			262,350	-	60,000

Common stock issued for note payable	2,000,000	2,000					158,000		160,000

Common stock for officers’ fees				28,140					28,140

Net loss for period ended December 31, 2020	-	-	-	-	-	-	-	(983,271)	(983,271)

Balance as of December 31, 2020	74,044,515	$74,046	-	$130,140	30,000	$30	$4,652,123	$(5,166,362)	$(310,023)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and December 31, 2019

	2020	2019

OPERATING ACTIVITIES
Net loss	$(983,271)	$(521,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122,675	122,019
Stock Compensation	36,140	60,570
Loss on Extinguishment of Debt	120,000	-
Bad Debt	40,000	-
Software Impairement	321,735	-
Change in Operating Assets and Liabilities:
Accounts Receivable	300	(40,300)
Commitment Receivable	-	9,000
Accounts Payable and Accrued Expenses	46,025	55,464
Accrued Interest	5,524	-
Customer Prepayments	(14,589)	(24,996)
Net Cash Used by Operating Activities	(306,161)	(339,623)

INVESTING ACTIVITIES
Software	-	(15,750)
Net Cash Used by Investing Activities	-	(15,750)

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	76,666	200,000
Proceeds from Common Stock to be Issued	60,000	115,000
Repayment of Note Principal	(36,500)	(10,000)
Proceeds from note payable	232,100	30,000
Net Cash Provided by Financing Activities	332,266	335,000

Net Increase (Decrease) in Cash and Equivalents	26,105	(20,373)
Cash and Equivalents at Beginning of the Period	636	21,009
Cash and Equivalents at End of the Period	$26,741	$636

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$105
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for note payable	$160,000	$-
Stock issued from to be issued	$265,000	$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2020, and December 31, 2019, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ended December 31, 2020 and 2019, we expensed $2,100 and $6,193, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725.

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

As of December 31, 2020, the Company had $0 in contract assets and contract liabilities. As of December 31, 2019, the Company has $0 in contract assets, and a contract liability of $14,589 to perform on contracts. The contract liability reduced by $2,083 per month as the Company provided a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes.

	Contract Asset	Contract Liability
December 31, 2019	$-	$14,589
Less: revenue earned and recognized	-	(14,589)
December 31, 2020	$-	$-

Accounts Receivable

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of the probable credit losses related to the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2020, management deemed $40,000 uncollectible and this amount was recorded as bad debt expense

Fair Value Measurements

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2020 and 2019 was $6,787  and $10,351 respectively.

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

At December 31, 2020 the Company has no warrants or options outstanding. At December 31, 2019 the Company had 250,000 warrants and no options that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. However, due to the Company’s periods of losses, the basic weighted average is equal to the diluted weighted average shares outstanding.

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

Recent Accounting Pronouncements

None.

Reclassification

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net income (loss) or financial position as previously reported.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	December 31, 2020	December 31, 2019
Software and computer equipment	$736,500	$736,500
Less: Aaccumulated depreciation	(414,765)	(292,090)
Impairment expense	(321,735)	-
Property and equipment, net	$-	$444,410

Depreciation expense was $122,675 and $122,019 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725.

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

The Company has incurred losses since Inception resulting in an accumulated deficit of $5,166,362  as of December 31, 2020 that includes a loss of $983,271  for the year ended December 31, 2020. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management anticipates that the Company will be dependent, for the near future, on additional debt and/or investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of December 31, 2020 and December 31, 2019.

During 2020, the Company received $60,000 in payment for 923,076 shares of common stock that were recorded as “Shares to be issued”, $66,666 in payment for 1,024,000 shares of common stock, $10,000 in payment for 160,000 shares  and issued 80,000 shares of common stock for services valued at $8,000.

Additionally, the Company had an agreement to issue 3,333,333 common shares for $300,000, or $0.09 per share. The Company has collected $265,000 towards that agreement, and had previously disclosed the full amount and the related 3,333,333 common shares as “to be issued”. In June 2020, the Company amended the stock subscription agreement and issued 2,650,000 shares in exchange for the $265,000 that had previously been collected.

Also, the Company issued 2,000,000 shares of common stock in settlement of a promissory note in the amount of $40,000 to a related party, resulting in a loss on extinguishment of debt of $120,000. See Note 7.

At December 31, 2020, the “shares to be issued” is comprised of 600,000 shares issuable to officers of the Company valued at $70,140 and 923,076 shares issuable in the amount of $60,000.

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

NOTE 5 – SBA EIDL Loan and Grant

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

NOTE 6 – COMMITMENTS

In June 2020, the Company entered into a 12-month lease for office space at 871 Venetia Bay Blvd Suite #228Venice, FL 34285. The monthly rent is $426 per month. The Company paid a deposit of $500 and the first month rent of $426 for July in June 2020. All conditions have been met and paid by the Company. In September 2020, the lease was amended as the Company moved to Suite #228. The amended monthly rent is $639 per month. The Company paid an additional deposit of $200 for the new suite.

In 2015, in conjunction with a proposed TurnScor Card platform, the Company signed Investor Royalty and Warrant Agreements with four parties. In exchange for the funds contributed by the four parties, the Company agreed to:

●	Pay the investors monthly residuals of 2.0% to 5% per month on the gross revenue after expenses generated by the Company’s primary platform in conjunction with the Company’s TurnScor Card;

●	Pay the investors a residual in perpetuity on 2% to 5% of all TurnScor Card sub-platform revenue generated; and

●	Issue warrants to investors all of which have either been exercised or expired,

The Company does not plan to proceed with the TurnScor Card at this time.

The Company has commission agreements as follows:

●	An agreement with a shareholder and director of the Company stating that the executive will be entitled to a two-and-a half-percent (2.5%) commission of the gross revenue recorded by the Company for any customer contracts that are closed by the Company at the time of and during the duration of the agreement. These commissions are payable quarterly upon receipt of customer revenues.

●	An agreement with two sales managers granting each manager a 1% commission on the gross revenue of the Company. These commissions are payable quarterly upon receipt of customer revenues.

NOTE 7 – RELATED PARTY TRANSACTIONS

Issuance of Warrants/Options

All outstanding warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued and outstanding in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2019	1,125,000	$0.19	0.90
Granted	-
Exercised
Forfeited	(875,000)
December 31, 2019	250,000	$0.20	0.92
Granted	-
Exercised	-
Forfeited	(250,000)
December 31, 2020	-	$-	-

During 2016 and 2017, a director of the Company was issued two warrants to acquire a total of 1,250,000 shares of common stock. One warrant to acquire 625,000 shares of common stock expired on June 19, 2018, and the other warrant to acquire 625,000 shares of common stock expired on June 28, 2019. Both warrants were exercisable at $0.20 per share. During 2018, the Company revalued the warrants based on information that caused a recalculation of the 1,250,000 warrants value from $51,592, as disclosed in the December 31, 2017 footnote, to the corrected amount of $96,643. This re-valuation had no material impact on 2017, given that the majority of expense was recorded in 2018 and 2019. For 2020 and 2019, stock compensation expense for warrants was $0 and $18,570, respectively, and all outstanding warrants have been fully expensed.

The following is a summary of the options issued in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2019	-
Granted	1,200,000
Exercised	-
Forfeited	(1,200,000)
December 31, 2019	-	$-	-
Granted	-
Exercised	-
Forfeited	-
December 31, 2020	-

During 2018, the Company issued 1,200,000 non-qualified options to an independent contractor that were exercisable at $0.15 per share and had a term of five years. During 2019, the Company entered into an Option Amendment Agreement with the independent contractor reducing the term of the options that expired in November 2019. For 2020 and 2019 there was no stock compensation expense for these options.

Related Party Notes Payable

The following is a summary of related party notes payable:

	For the Years Ended
	December 31, 2020	December 31, 2019
Notes payable – stockholders	$35,000	$35,000
Notes - related parties	$150,000	$30,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of December 31, 2020, the payments due have not been extended and the Company plans to repay the notes in 2021.

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

On August 8, 2020, the Company received a promissory note from a director in the amount of $25,000, with an interest rate of 0% and a maturity date of September 10, 2020. On September 9, 2020, the promissory note was amended to revise the interest rate to 12.5% and amend the final maturity date to August 1, 2021. Beginning March 1, 2021, the Company is required to make six equal monthly principal payments plus accrued interest.

On September 9, 2020, the Company received a promissory note from a director in the amount of $100,000, with an interest rate of 12.5%. The maturity date for the loan is August 1, 2021. Beginning March 1, 2021, the Company is required to make monthly payments in the amount of $18,750, ending on August 1, 2021.

On December 28, 2020, the Company received a promissory note from a director in the amount of $25,000, with an interest rate of 12.5% and a maturity date of October 1, 2021.

NOTE 8 – INCOME TAXES

At December 31, 2020, the Company had available federal net operating loss carry forwards to reduce future taxable income. The amount available was approximately $4,398,883 for federal purposes. The federal net operating loss carry forwards begin to expire in 2029. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. Accordingly, the Company has recognized a valuation allowance that offsets the deferred tax asset for this benefit.

FASB ASC Topic 740 – Income Taxes (formerly SFAS 109) requires that the Company establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with net operating loss carry forwards, the utilization of the Company’s net operating loss carry-forward will likely be limited as a result of cumulative changes in stock ownership. The Company has not recognized a deferred asset and, as a result, the change in stock ownership will not result in any change to the valuation allowances. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

The provision for Federal income tax consists of the following:

	For the Year Ended December 31,
	2020	2019
Federal income tax benefit attributable to:
Net operating loss	$206,487	$98,558
Less: valuation allowance	$(206,487)	$(98,558)
Provision for Federal tax benefit	$-	$-

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

	For the Year Ended December 31,
	2020	2019
Deferred tax assets attributable to:
Net operating loss carryover	$994,888	$788,401
Less: valuation allowance	$(994,888)	$(788,401)
Net deferred tax assets	$-	$-

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

NOTE 9 – SUBSEQUENT EVENTS

On Jan 11, 2021, the Company renegotiated an agreement with a prior director resulting in an increase in shares to be issued per the agreement from 923,076, which were previously disclosed in “shares to be issued” to 1,600,000. The 1,600,000 shares were issued on February 17, 2021. Additionally, on February 17, 2021 the Company issued 600,000 shares to officers that were previously disclosed in “shares to be issued”. As a result of these issuance, the “shares to be issued” account is zero.

On March 4, 2021 the Company issued 250,000 shares of common stock in exchange for an investment of $20,000.

