Form 10-Q
period 2021-03-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2021-05-17
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of the date of this filing, there were 76,894,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 117 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended March 31, 2021

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$31,882	$26,741
Deposit	700	700
Total Current Assets	32,582	27,441

Total Assets	$32,582	$27,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$91,745	$111,340
Accrued interest	10,695	5,524
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Total Current Liabilities	287,440	301,864

Long Term Liabilities
SBA Loan Payable	35,600	35,600
Total Long Term Liabilities	35,600	35,600

Total Liabilities	$323,040	$337,464

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,100,000,000 shares authorized; 76,494,515 and 74,044,515 shares issued and outstanding, respectively	$76,495	$74,045

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding, respectively	30	30

Shares to be Issued: 520,257 and 1,443,333 common shares respectively	93,000	130,141
Additional Paid in Capital	$4,809,032	$4,652,124
Accumulated Deficit	(5,269,015)	(5,166,362)
Total Stockholders’ Equity	(290,458)	(310,023)

Total Liabilities and Stockholders’ Equity	$32,582	$27,441

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue
Service Revenue	$300	$8,140
Total Revenue		8,140

Operational Expense
Sales Commissions	1,424	2,011
Professional Fees	15,796	12,861
Research	1,720	2,100
Stock Compensation	-	8,000
Officer’s Compensation	67,500	67,500
Travel and Entertainment	1,696	79
Rent	1,917	195
Depreciation	-	30,669
Computer and Internet	1,194	2,955
Office Supplies and Expenses	1,158	3,287
Other Operating Expenses	1,159	881
Total Operating Expenses	93,264	130,538

Loss from Operations	(93,264)	(122,398)

Other Income (Expense)
Interest	(5,171)	-
Loss on settlement of payables	(4,218)	-
Total Other Income (Expenses)	(9,389)	-

Provision for Income Taxes	-	-

Net Loss	$(102,653)	$(122,398)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	75,594,515	69,181,182

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2020 to March 31, 2021

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	68,130,515	$68,132	-	$307,000	30,000	$30	$4,148,371	$(4,183,091)	$340,442

Proceeds from Issuance of Common Stock	1,024,000	1,024					65,642	-	66,666

Common Stock issued for Services	80,000	80					7,920	-	8,000

Stock subscriptions				60,000				-	60,000

Net loss for the quarter ended March 31, 2020	-	-	-	-	-	-	-	(122,398)	(122,398)

Balance as of March 31, 2020	69,234,515	$69,236	-	$367,000	30,000	$30	$4,221,933	$(4,305,489)	$352,710

Common stock issued for subscription	2,650,000	2,650		(265,000)			262,350		-

Net loss for the quarter ended June 30, 2020								(105,872)	(105,872)

Balance as of June 30, 2020	71,884,515	$71,886	-	$102,000	30,000	$30	$4,484,283	$(4,411,361)	$246,838

Common stock issued for note payable	2,000,000	2,000					158,000		160,000

Common stock for cash				10,000					10,000

Common stock for officer’s fees				28,140					28,140

Net loss for the quarter ended September 30, 2020								(307,430)	(307,430)

Balance as of September 30, 2020	73,884,515	$73,886	-	$140,140	30,000	$30	$4,642,283	$(4,718,791)	$137,549

Common stock subscribed	160,000	160		(10,000)			9,840		-

Net loss for the quarter ended December 31, 2020								(447,572)	(447,572)

Balance as of December 31, 2020	74,044,515	$74,046	-	$130,140	30,000	$30	$4,652,123	$(4,718,791)	$137,548

Common stock for cash	250,000	250					19,750		20,000

Common stock subscribed	1,600,000	1,600		(62,640)			70,258		9,218

Common stock for officer’s fees	600,000	600		(67,500)			66,900		-

Stock subscription				93,000					93,000

Net loss for the quarter ended March 31, 2021								(102,653)	(102,653)

Balance as of March 31, 2021	76,494,515	$76,496,	-	$93,000	30,000	$30	$4,809,031	$(5,269,015)	$(290,458)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2021	2020
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(102,653)	$(122,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	30,669
Stock Compensation	-	8,000
Loss on settlement of payables	4,218
Change in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	(14,595)	(22,359)
Increase (decrease) in accrued interest	5,171	-
Increase (decrease) in customer prepayments	-	(6,249)
Net Cash Used in Operating Activities	(107,859)	(112,337)

INVESTING ACTIVITIES
Software
Net cash provided by (used) in investing activities		-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	20,000	66,666
Proceeds from Common Stock to be Issued	93,000	70,000
Repayment of Note Principal	-	(30,000)
Proceeds from Note Payable	-	40,000
Net Cash Provided by Financing Activities	113,000	136,666

Net Increase (Decrease) in Cash and Equivalents	5,141	24,329
Cash and Equivalents at Beginning of the Period	26,741	636
Cash and Equivalents at End of the Period	$31,882	$24,965

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
	$-	$-
	$-	$-

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

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of March 31, 2021, and December 31, 2020, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the three months ended March 31, 2021 and 2020, we expensed $1,720 and $2,100, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. As of March 31, 2021, the Company’s assets have no book value.

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

As of March 31, 2021, and December 31, 2020, the Company had $0 in contract assets and contract liabilities.

Accounts Receivable

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of profitable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2020, the Company has deemed $40,000 uncollectible and this amount was recorded as bad debt expense. As of March 31, 2021, the Company had no outstanding accounts receivable.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended March 31, 2021 and 2020 were $500 and $0, respectively.

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

At March 31, 2021 and December 31, 2020, the Company has no warrants or options outstanding.

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

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	March 31, 2020	December 31, 2020
Software and computer equipment	$-	$736,509
Less: accumulated depreciation	-	(414,765)
Impairment expense	-	(321,735)

Property and equipment, net	$-	$-

Depreciation expense was $0 and $30,669 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $5,269,015 as of March 31, 2021 that includes a loss of $102,653 for the three months ended March 31, 2021. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of March 31, 2021 and December 31, 2020.

During the quarter ended March 31, 2021, the Company received $20,000 in payment for 250,000 shares of common stock; received $93,000 for 4,650,000 recorded as “shares to be issued” and issued 600,000 shares for officers and directors shares previously disclosed as “shares to be issued”. Additionally, the Company renegotiated an agreement with a prior director resulting in an increase in shares to be issued per the agreement from 923,076, which were previously disclosed in “shares to be issued” to 1,600,000, additionally $5,000 in accrued expense owed to the prior director was settled resulting in a loss on settlement of $4,218, the shares were issued during the quarter.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Issuance of Warrants/Options

All warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued in connection with common stock:

		Weighted Avg Price		Weighted Avg Life
January 1, 2020	250,000		$.20	.92
Granted	-
Exercised	-
Forfeited	(250,000)
December 31, 2020	-	$
Granted	-
Exercised	-
Forfeited	-
March 31, 2021	-	$

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

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	March 31, 2021	December 31, 2020
Notes payable – stockholders	$35,000	$35,000
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of March 31, 2021, the payments due have not been extended, and the Company plans to repay the notes in 2021.

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

NOTE 8 – SUBSEQUENT EVENTS

In April of 2021, the Company entered into a 12-month lease for office space at a rate of $729.53 per month, and paid a deposit of $685.

On April 20, 2021, the Company entered into a subscription agreement to issue 100,000 shares of common stock for $12,000.

On April 22, 2021, the Company entered into a subscription agreement to issue 300,000 shares of common stock for $36,000.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2020. Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2021, the Company’s assets were $32,582 compared to $27,441 in assets as of December 31, 2020. The change in the Company’s financial condition can be attributed to an increase in cash from $26,741 to $31,882.

As of March 31, 2021, the Company’s liabilities were $323,040 compared to $337,464 in liabilities as of December 31, 2020. This change in the Company’s financial condition was due to a decrease of $19,595 in accounts payable and accrued expenses, along with an increase of $5,171 in accrued interest.

Net cash used in operating activities for the three month period ending March 31, 2021 was $107,859 compared to $112,337 for 2020. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. There were no non-cash adjustments at March 31, 2021.

Net cash used by investing activities was $0 for the three months ended March 31, 2021 as compared to $0 for 2020.

Net cash provided by financing activities was $113,000 for the three months ended March 31, 2021 as compared to $136,666 for 2020.

The Company had gross revenue of $300 for the three months ended March 31, 2021 compared to gross revenue of $8,140 for the three months ended March 31, 2020, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2021. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Company revenue was $300 in the three months ended March 31, 2021 as compared to $8,140 for the three months ended March 31, 2020. This decrease in service revenue was due to the expiration of a customer contract.

The Company’s operating expenses were $93,564 for the three months ended March 31, 2021 as compared to $130,538 for the three months ended March 31, 2020. This decrease in operating expenses was primarily due to a one-time software impairment expense in 2020. In addition, the Company’s expenses either decreased or remained flat in all but four expense categories: professional fees, travel and entertainment, rent and other operating expense. The Company experienced changes in expense categories as noted below.

Depreciation expense was $0 for the three months ended March 31, 2021, compared to $30,669 for the three months ended March 31, 2020. This decrease in depreciation expense was due to the Company the one-time software impairment expense in 2020.

Stock compensation expenses were $0 for the three months ended March 31, 2021, compared to $8,000 for the three months ended March 31, 2020. This decrease in stock compensation expense was due to a one-time grant of common stock for services rendered by an outside contractor in the first quarter of 2020.

Office supplies and expenses were $1,158 for the three months ended March 31, 2021, compared to $3,287 for the three months ended March 31, 2020.

Computer and internet expenses were $1,194 for the three months ended March 31, 2021 as compared to $2,955 for the three months ended March 31, 2020. This decrease was due to lower hosting costs associated with the Company’s private blockchain product.

Professional fees were $15,796 for the three months ended March 31, 2021, compared to $12,861 for the three months ended March 31, 2020. This increase in professional fees was due to increased accounting fees during the quarter.

Rent expenses were $1,917 for the three months ended March 31, 2021, compared to $195 for the three months ended March 31, 2020. This increase in rent exepnse was due to the Company entering into a new office lease in June of 2020.

Travel and entertainment expenses were $1,696 for the three months ended March 31, 2021, compared to $79 for the three months ended March 31, 2020. This increase in travel and entertainment expenses was due to Company officers travelling for a sales meeting.

Other operating expenses were $1,159 for the three months ended March 31, 2021 as compared to $881 for the three months ended March 31,2020.

For the three months ended March 31, 2020, there were no material changes in officer compensation, research, and sales commission expense as compared to the three months ended March 31, 2020.

As a result of the foregoing, the Company experienced a net loss from operations of $102,653 in the three months ended March 31, 2021 compared to a net loss from operations of $122,398 in the three months ended March 31, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2021, the Company raised $20,000 for the operations of the Company through the unregistered sale of 250,000 shares of restricted common stock. In addition, the Company raised $93,000 for the operations of the Company by way of 4,650,000 recorded as “shares to be issued”. In addition, the Company issued 600,000 shares for officers and directors shares previously disclosed as “shares to be issued”, and the Company renegotiated an agreement with a prior director resulting in an increase in shares to be issued per the agreement from 923,076, which were previously disclosed in “shares to be issued” to 1,600,000.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended March 31, 2021, but not reported.

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: May 17, 2021		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: May 17, 2021		Mark Carten, Director

	By:	/s/ Enrico Giordano
Date: May 17, 2021		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: May 17, 2021		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: May 17, 2021		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: May 17, 2021		Rex Schuette, Director

