Form 10-Q
period 2021-06-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2021-08-16
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-170132

CYBERLOQ TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-170132	26-2118480
(Commission File Number)	(IRS Employer Identification No.)

4837 Swift Road Suite 210-1 Sarasota, FL	34231
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612)961-4536

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLOQ	OTC Pink

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of the date of this filing, there were 79,879,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 125 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended June 30, 2021

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$98,394	$26,741
Deposits and prepaids	476,907	700
Accounts receivable	300	-
Total Current Assets	575,601	27,441

Total Assets	$575,601	$27,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$74,009	$111,340
Accrued interest	15,924	5,524
Note Payable – Stockholders	45,000	35,000
Note Payable – Related Party	150,000	150,000
Total Current Liabilities	284,933	301,864

Long Term Liabilities
SBA Loan Payable	35,600	35,600
Total Long Term Liabilities	35,600	35,600

Total Liabilities	$320,533	$337,464

Commitments and Contingencies		-

Stockholders’ Equity
Common stock: $0.001 par value,100,000,000 shares authorized; 79,544,515 and 74,044,515 shares issued and outstanding, respectively	$79,545	$74,045

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding, respectively	30	30

Shares to be Issued: 770,257 and 1,443,333 common shares respectively	200,500	130,141
Additional Paid in Capital	$5,445,983	$4,652,124
Accumulated Deficit	(5,470,990)	(5,166,362)
Total Stockholders’ Equity	(255,068)	(310,023)

Total Liabilities and Stockholders’ Equity	$575,601	$27,441

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$939	$7,968	$600	$16,108
Total Revenue	939	7,968	600	16,108

Operational Expense
Sales Commissions	-	-	785	2,011
Professional Fees	115,515	15,509	131,311	28,369
Research	435	-	2,155	2,100
Stock Compensation	-	-	-	8,000
Officer’s Compensation	67,500	67,500	135,000	135,000
Travel and Entertainment	70	-	1,766	79
Rent	2,737	195	4,654	390
Depreciation	-	30,000	-	60,669
Computer and Internet	3,534	1,725	4,728	4,680
Office Supplies and Expenses	2,990	200	4,148	3,487
Other Operating Expenses	4,904	1,711	6,063	2,592
Total Operating Expenses	197,685	116,840	290,610	247,377

Loss from Operations	(196,746)	(108,872)	(290,010)	(231,269)

Other Income (Expense)
Interest	(5,229)	-	(10,400)	-
SBA grant	-	3,000	-	3,000
Loss on settlement of payables	-	-	(4,218)	-
Total Other Income (Expenses)	(5,229)	3,000	(14,618)	3,000

Provision for Income Taxes	-	-	-	-

Net Loss	$(201,975)	$(105,872)	$(304,628)	$(228,269)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	75,594,515	70,117,848	74,211,182	69,649,515

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2020 to June 30, 2021

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	68,130,515	$68,132		$307,000	30,000	$30	$4,148,371	$(4,183,091)	$340,442

Proceeds from issuance of common stock	1,024,000	1,024					65,642		66,666

Common stock issued for services	80,000	80					7,920		8,000

Stock subscriptions				60,000					60,000

Balance as of March 31, 2020	69,234,515	69,236	-	367,000	30,000	30	4,221,933	(4,305,489)	352,710

Common stock issued for subscription	2,650,000	2,650		(265,000)			262,350		-

Net loss for the quarter ended June 30, 2020								(105,872)	(105,872)

Balance as of June 30, 2020	71,884,515	$71,886	-	$102,000	30,000	$30	$4,484,283	$(4,411,361)	$246,838

Common stock issued for note payable	2,000,000	2,000					158,000		160,000

Common stock for cash				10,000					10,000

Common stock for officer’s fees				28,140					28,140

Net loss for the quarter ended September 30, 2020								(307,430)	(307,430)

Balance as of September 30, 2020	73,884,515	$73,886	-	$140,140	30,000	$30	$4,642,283	$(4,718,791)	$137,549

Common stock subscribed	160,000	160		(10,000)			9,840		-

Net loss for the quarter ended December 31, 2020								(447,572)	(447,572)

Balance as of December 31, 2020	74,044,515	$74,046	-	$130,140	30,000	$30	$4,652,123	$(4,718,791)	$137,548

Common stock for cash	250,000	250					19,750		20,000

Common stock subscribed	1,600,000	1,600		(62,640)			70,258		9,218

Common stock for officer’s fees	600,000	600		(67,500)			66,900		-

Stock subscription				93,000					93,000

Net loss for the quarter ended March 31, 2021								(102,653)	(102,653)

Balance as of March 31, 2021	76,494,515	$76,496,	-	$93,000	30,000	$30	$4,809,031	$(5,269,015)	$(290,458)

Common stock for cash	2,050,000	2,050					207,950		210,000

Common stock for services and prepaid expense	1,00,000	1,000					429,000		430,000

Common stock to be issued for services				107,500					107,500

Net loss for the quarter ended June 30, 2021								(201,975)	(479,682)

Balance as of June 30, 2021	79,544,515	$79,546	-	$200,500	30,000	$30	$5,445,983	$(5,470,990)	$(255,068)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2021	2020
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(304,628)	$(228,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	60,669
Stock Compensation	62,708	8,000
Loss on settlement of payables	4,218
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	(300)	300
Decrease (increase) in deposits and prepaids	(1,415)	(926)
Increase (decrease) in accounts payable and accrued expenses	(32,330)	6,782
Increase (decrease) in accrued interest	10,400	-
Increase (decrease) in customer prepayments	-	(12,498)
Net Cash Used in Operating Activities	(261,347)	(165,942)

INVESTING ACTIVITIES
Software	-	-
Net cash provided by (used) in investing activities		-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	230,000	66,666
Proceeds from Common Stock to be Issued	93,000	60,000
Repayment of Note Principal	-	(36,500)
Proceeds from Note Payable	10,000	82,100
Net Cash Provided by Financing Activities	333,000	172,266

Net Increase (Decrease) in Cash and Equivalents	71,653	6,324
Cash and Equivalents at Beginning of the Period	26,741	636
Cash and Equivalents at End of the Period	$98,394	$6,960

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for prepaid expense	$537,500	$-
Common stock issued for accrued expense	$5,000	$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of June 30, 2021, and December 31, 2020, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the six months ended June 30, 2021 and 2020, we expensed $2,155 and $2,100, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. As of June 30, 2021, the Company’s assets have no book value.

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

As of June 30, 2021, and December 31, 2020, the Company had $0 in contract assets and contract liabilities.

Accounts Receivable

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of profitable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2020, the Company has deemed $40,000 uncollectible and this amount was recorded as bad debt expense. As of June 30, 2021, the Company had $300 in outstanding accounts receivable.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended June 30, 2021 and 2020 were $2,920 and $525, respectively.

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

At June 30, 2021 and December 31, 2020, the Company has no warrants or options outstanding.

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

In April, 2021, the Company entered into a 12-month lease for office space at a rate of $730 per month, and paid a deposit of $1,415.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	June 30, 2021	December 31, 2020
Software and computer equipment	$-	$736,509
Less: accumulated depreciation	-	(414,765)
Impairment expense	-	(321,735)

Property and equipment, net	$-	$-

Depreciation expense was $0 and $60,669 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $5,470,990 as of June 30, 2021 that includes a loss of $304,628 for the six months ended June 30, 2021. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of June 30, 2021 and December 31, 2020.

During the quarter ended June 30, 2021, the Company received $210,000 in payment for 2,050,000 shares of common stock; issued 1,000,000 shares of common stock for services in the amount of $430,000; and recorded $107,500 for services for 250,000 “shares to be issued.”.

During the quarter ended June 30, 2020, the Company issued 2,650,000 shares of common stock that had previously been recorded as “to be issued.

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

NOTE 5 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. As of August 11, 2021, the Company was current on its repayments.

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

In April, 2021, the Company entered into a 12-month lease for office space at 4837 Swift Rd Sarasota, FL 34231 at a rate of $730 per month. The Company paid a deposit of $685, first month rent of $730 and last month’s rent of $730.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Issuance of Warrants/Options

All warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued in connection with common stock:

		Weighted Avg Price		Weighted Avg Life
January 1, 2020	250,000		$.20	.92
Granted	-
Exercised	-
Forfeited	(250,000)
December 31, 2020	-	$
Granted	-
Exercised	-
Forfeited	-
June 30, 2021	-	$

The following is a summary of the options issued in connection with common stock:

During 2016 and 2017, a director of the Company was issued two warrants to acquire a total of 1,250,000 shares of common stock. One warrant to acquire 625,000 shares of common stock expired on June 19, 2018, and the other warrant to acquire 625,000 shares of common stock expired on June 28, 2019. Both warrants were exercisable at $0.20 per share. During 2018, the Company revalued the warrants based on information that caused a recalculation of the 1,250,000 warrants value from $51,592, as disclosed in the December 31, 2017 footnote, to the corrected amount of $96,643. This re-valuation had no material impact on 2017, given that the majority of expense was recorded in 2018 and 2019.  For 2021 and 2020, stock compensation expense for warrants was $0 and $0, respectively, and all outstanding warrants have been fully expensed.

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	June 30, 2021	December 31, 2020
Notes payable – stockholders	$45,000	$35,000
Notes payable – related parties	$150,000	$150,000

Notes Payable – Stockholders

On April 26,2021, the Company into a promissory note with a stockholder in the amount of $10,000 with a maturity date of May 1, 2023. The note bears interest of 12.5% computed on a 365-day year. The Company is required to begin making monthly payments in the amount of $937.50 on May 1, 2022, continuing through April 1, 2023. The Company may prepay the note on or before May 1, 2022 by paying a prepayment penalty of $1,250.

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of June 30, 2021, the payments due have not been extended, and the Company plans to repay the notes in 2021.

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

On August 8, 2020, the Company received a promissory note from a director in the amount of $25,000, with an interest rate of 0% and a maturity date of September 10, 2020. On September 9, 2020, the promissory note was amended to increase the interest rate to 12.5% and amend the final maturity date to August 1, 2021. Beginning March 1, 2021, the Company is required to make six equal monthly principal payments plus accrued interest. To date, no payments have been made, and the Company is in the process of entering into an extension agreement.

On September 9, 2020, the Company received a promissory note from a director in the amount of $100,000, with an interest rate of 12.5%. The maturity date for the loan is August 1, 2021. Beginning March 1, 2021, the Company is required to make monthly payments in the amount of $18,750, ending on August 1, 2021. To date, no payments have been made, and the Company is in the process of entering into an extension agreement.

On December 28, 2020, the Company received a promissory note from a director in the amount of $25,000, with an interest rate of 12.5% and a maturity date of October 1, 2021.

NOTE 8 – SUBSEQUENT EVENTS

On July 12, 2021, the Company entered into a subscription agreement to issue 100,000 shares of common stock for $12,000.

On July 12, 2021, the Company entered into a subscription agreement to issue 85,000 shares of common stock for $10,200.

On July 15, 2021, the Company entered into a subscription agreement to issue 100,000 shares of common stock for $12,000.

On July 21, 2021, the Company entered into a subscription agreement to issue 50,000 shares of common stock for $6,000.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2021, the Company’s assets were $575,601 compared to $27,441 in assets as of December 31, 2020. The change in the Company’s financial condition can be attributed primarily to an increase in cash from $26,741 to $98,394 and an increase in prepaid expense of $474,792.

As of June 30, 2021, the Company’s liabilities were $320,533 compared to $337,464 in liabilities as of December 31, 2020. This change in the Company’s financial condition was due to decreases of $37,331 in accounts payable and accrued expenses, partially offset by an increase of $10,400 in accrued interest and $10,000 in loan payable.

Net cash used in operating activities for the six-month period ending June 30, 2021 was $261,347 compared to $165,942 for 2020. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. The non-cash adjustments at June 30, 2021 were loss on settlement of payable of $4,218 as compared to June 30, 2020 stock compensation of $8,000 and depreciation of $60,669.

Net cash used by investing activities was $0 for the six months ended June 30, 2021 as compared to $0 for 2020.

Net cash provided by financing activities was $333,000 for the six months ended June 30, 2021 as compared to $172,266 for 2020.

The Company had gross revenue of $600 for the six months ended June 30, 2021 compared to gross revenue of $16,108 for the six months ended June 30, 2020, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2021. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

Company revenue was $939 and $600 in the three and six months ended June 30, 2021 as compared to $7,968 and 16,108 for the three and six months ended June 30, 2021, and the Company’s operating expenses were $197,685 and $290,610 for the three and six months ended June 30, 2021 as compared to $116,840 and 247,377 for the three and six months ended June 30, 2020.

This increase in operating expenses was primarily due to an increase in professional fees. In addition, the Company’s expenses remained flat in one expense category: officers’ compensation. The Company experienced changes in expense categories as noted below.

Professional fees were $115,515 and $131,311 for the three and six months ended June 30, 2021, compared to $15,509 and $28,369 for the three and six months ended June 30, 2020. This increase in professional fees was due to increased consulting services and accounting fees during the periods.

Research expenses were $435 and $2,155 for the three and six months ended June 30, 2021, compared to $0 and $2,100 for the three and six months ended June 30, 2020.

Stock compensation expenses were $0 and $0 for the three and six months ended June 30, 2021, compared to $0 and $8,000 for the three and six months ended June 30, 2020. Stock compensation for services was recognized in the appropriate expense category.

Travel and entertainment expenses were $70 and $1,766 for the three and six months ended June 30, 2021, compared to $0 and $79 for the three and six months ended June 30, 2020. This increase in travel and entertainment expenses was due to increased business travel during the 2021.

Rent expenses were $2,737 and $4,654 for the three and six months ended June 30, 2021, compared to $195 and $390 for the three and six months ended June 30, 2020. This increase in rent expenses was due to signing a new rental lease in 2021.

Computer and internet expenses were $3,534 and $4,728 for the three and six months ended June 30, 2021 as compared to $1,725 and $4,680 for the three and six months ended June 30, 2020. This increase was due to additional hosting costs associated with the Company’s private blockchain product.

Other operating expenses were $4,904 and $6,063 for the three and six months ended June 30, 2021 as compared to $1,711 and 2,592 for the three and six months ended June 30, 2020. This increase was due to higher advertising costs.

Office supplies and expenses were $2,990 and $4,418 for the three and six months ended June 30, 2021, compared to $200 and $3,487 for the three and six months ended June 30, 2020.

Sales commissions were $0 and $785 for the three and six months ended June 30, 2021, compared to $0 and $2,011 for the three and six months ended June 30, 2020.

For the three months ended June 30, 2020, there were no material changes in officer compensation, research, and sales commission expense as compared to the three months ended June 30, 2020.

As a result of the foregoing, the Company experienced a net loss from operations of $196,746 and $290,010 in the three and six months ended June 30, 2021 compared to a net loss from operations of $108,872 and $231,269 in the three and six months ended June 30, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three—month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second three months of 2021, the Company raised $142,000 for the operations of the Company through the unregistered sale of 1,275,000 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended June 30, 2021, but not reported.

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: August 16, 2021		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: August 16, 2021		Mark Carten, Director

	By:	/s/ Enrico Giordano
Date: August 16, 2021		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: August 16, 2021		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: August 16, 2021		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: August 16, 2021		Rex Schuette, Director

