Form 10-Q
period 2021-09-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2021-11-15
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of the date of this filing, there were 81,254,515 shares of the Issuer’s common stock issued and outstanding and held by approximately 129 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 30,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended September 30, 2021

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$3,369	$26,741
Deposits and prepaids	342,532	700
Accounts receivable	300	-
Total Current Assets	346,201	27,441

Total Assets	$346,201	$27,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$58,418	$111,340
Accrued interest	21,230	5,524
Note Payable – Stockholders	45,000	35,000
Note Payable – Related Party	162,500	150,000
Total Current Liabilities	287,148	301,864

Long Term Liabilities
SBA Loan Payable	34,900	35,600
Total Long Term Liabilities	34,900	35,600

Total Liabilities	$322,048	$337,464

Commitments and Contingencies		-

Stockholders’ Equity
Common stock: $0.001 par value,100,000,000 shares authorized; 80,004,515 and 74,044,515 shares issued and outstanding, respectively	$80,005	$74,045

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding, respectively	30	30

Shares to be Issued: 770,257 and 1,443,333 common shares respectively	200,500	130,141
Additional Paid in Capital	$5,500,347	$4,652,124
Accumulated Deficit	(5,756,729)	(5,166,362)
Total Stockholders’ Equity	24,153	(310,023)

Total Liabilities and Stockholders’ Equity	$346,201	$27,441

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$954	$3,807	$900	$19,916
Total Revenue	$954	$3,807	$900	$19,916

Operational Expense
Sales Commissions	-	-	131	2,011
Professional Fees	153,511	14,795	284,822	43,164
Research	47,854	-	50,009	2,100
Stock Compensation	-	28,140	-	36,140
Officer’s Compensation	67,500	67,500	202,500	202,500
Travel and Entertainment	-	1,705	1,766	1,784
Rent	2,189	1,917	6,842	2,307
Depreciation	-	31,338	-	92,006
Computer and Internet	3,508	1,696	8,236	6,376
Office Supplies and Expenses	1,635	646	5,783	4,134
Other Operating Expenses	3,064	2,408	9,128	5,000
Bad Debt	-	40,000	-	40,000
Total Operating Expenses	279,261	190,145	569,217	437,522

Loss from Operations	(278,307)	(186,338)	(568,317)	(417,606)

Other Income (Expense)
Interest	(5,306)	(1,092)	(15,705)	(1,092)
SBA grant	-	-	-	3,000
Loss on settlement of payables	(2,125)	(120,000)	(6,343)	(120,000)
Total Other Income (Expenses)	(7,431)	(121,092)	(22,048)	(118,092)

Provision for Income Taxes	-	-	-	-

Net Loss	$(285,738)	$(307,430)	$(590,365)	$(535,698)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	75,594,515	73,884,515	73,701,182	71,061,182

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2020 to September 30, 2021

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	68,130,515	$68,132		$307,000	30,000	$30	$4,148,371	$(4,183,091)	$340,442

Proceeds from issuance of common stock	1,024,000	1,024					65,642		66,666

Common stock issued for services	80,000	80					7,920		8,000

Stock subscriptions				60,000					60,000

Balance as of March 31, 2020	69,234,515	69,236	-	367,000	30,000	30	4,221,933	(4,305,489)	352,710

Common stock issued for subscription	2,650,000	2,650		(265,000)			262,350		-

Net loss for the quarter ended June 30, 2020								(105,872)	(105,872)

Balance as of June 30, 2020	71,884,515	$71,886	-	$102,000	30,000	$30	$4,484,283	$(4,411,361)	$246,838

Common stock issued for note payable	2,000,000	2,000					158,000		160,000

Common stock for cash				10,000					10,000

Common stock for officer’s fees				28,140					28,140

Net loss for the quarter ended September 30, 2020								(307,430)	(307,430)

Balance as of September 30, 2020	73,884,515	$73,886	-	$140,140	30,000	$30	$4,642,283	$(4,718,791)	$137,549

Common stock subscribed	160,000	160		(10,000)			9,840		-

Net loss for the quarter ended December 31, 2020								(447,572)	(447,572)

Balance as of December 31, 2020	74,044,515	$74,046	-	$130,140	30,000	$30	$4,652,123	$(5,166,363)	$(310,023)

Common stock for cash	250,000	250					19,750		20,000

Common stock subscribed	1,600,000	1,600		(62,640)			70,258		9,218

Common stock for officer’s fees	600,000	600		(67,500)			66,900		-

Stock subscription				93,000					93,000

Net loss for the quarter ended March 31, 2021								(102,653)	(102,653)

Balance as of March 31, 2021	76,494,515	$76,496	-	$93,000	30,000	$30	$4,809,031	$(5,269,015)	$(290,458)

Common stock for cash	2,050,000	2,050					207,950		210,000

Common stock for services and prepaid expense	1,000,000	1,000					429,000		430,000

Common stock to be issued for services				107,500					107,500

Net loss for the quarter ended June 30, 2021								(201,975)	(201,975)

Balance as of June 30, 2021	79,544,515	$79,546	-	$200,500	30,000	$30	$5,445,983	$(5,470,990)	$255,068

Common stock for cash	435,000	435					49,765		50,200

Common stock for services	25,000	25					4,600		4,625

Net loss for the quarter ended September 30, 2021								(285,738)	(285,738)

Balance as of September 30, 2021	80,004,515	$80,006	-	$200,500	30,000	$30	$5,500,346	$(5,756,729)	$24,153

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2021	2020
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(590,365)	$(535,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	92,006
Stock Compensation	198,168	36,140
Loss on extinguishment of debt	-	120,000
Loss on settlement of payables	6,343	-
Bad Debt		40,000
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	(300)	-
Decrease (increase) in deposits and prepaids	-	(700)
Increase (decrease) in accounts payable and accrued expenses	(47,922)	38,842
Increase (decrease) in accrued interest	15,706	1,092
Increase (decrease) in customer prepayments		(14,589)
Net Cash Used in Operating Activities	(418,372)	(222,907)

INVESTING ACTIVITIES
Software	-	-
Net cash provided by (used) in investing activities

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	280,200	66,666
Proceeds from Common Stock to be Issued	93,000	70,000
Repayment of Note Principal	(700)	(36,500)
Proceeds from Note Payable	22,500	207,100
Net Cash Provided by Financing Activities	395,000	307,266

Net Increase (Decrease) in Cash and Equivalents	(23,372)	84,359
Cash and Equivalents at Beginning of the Period	26,741	636
Cash and Equivalents at End of the Period	$3,369	$84,995

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for retirement of debt	$-	$40,000
Common stock issued for prepaid expense	$537,500	$-
Common stock issued for accrued expense	$5,000	$-
Common stock issued for accounts payable	$2,500	$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of September 30, 2021, and December 31, 2020, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the nine months ended September 30, 2021 and 2020, we expensed $50,009 and $2,100, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. As of September 30, 2021, the Company’s assets have no book value.

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

As of September 30, 2021, and December 31, 2020, the Company had $0 in contract assets and contract liabilities.

Accounts Receivable

The Company extends credit to customers in the normal course of business. The allowance for doubtful accounts represents the Company’s best estimate of the amount of profitable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on specific customer information, historical write-off experience and current industry and economic data. Account balances are charged off against the allowance when the Company believes that it is probable that the receivable will not be recovered. Management believes that there are no concentrations of credit risk for which an allowance has not been established. Although management believes that the allowance is adequate, it is possible that the estimated amount of cash collections with respect to accounts receivable could change. As of December 31, 2020, the Company has deemed $40,000 uncollectible and this amount was recorded as bad debt expense. As of September 30, 2021, the Company had $300 in outstanding accounts receivable.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended September 30, 2021 and 2020 were $4,420 and $1,025, respectively.

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

At September 30, 2021 and December 31, 2020, the Company has no warrants or options outstanding.

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

In April, 2021, the Company entered into a 12-month lease for office space at a rate of $730 per month, and paid a deposit of $1,415.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	September 30, 2021	December 31, 2020
Software and computer equipment	$-	$736,509
Less: accumulated depreciation	-	(414,765)
Impairment expense	-	(321,735)

Property and equipment, net	$-	$-

Depreciation expense was $0 and $92,006 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $5,756,729 as of September 30, 2021 that includes a loss of $590,365 for the nine months ended September 30, 2021. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of September 30, 2021 and December 31, 2020.

During the quarter ended September 30, 2021, the Company received $50,200 in payment for 435,000 shares of common stock and issued 25,000 shares of common stock for services in the amount of $4,625.

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

NOTE 5 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the quarter ended September 30, 2021, the Company paid $700. As of November 11, 2021, the Company was current on its repayments.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Issuance of Warrants/Options

All warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued in connection with common stock:

		Weighted Avg Price		Weighted Avg Life
January 1, 2020	250,000		$.20	.92
Granted	-
Exercised	-
Forfeited	(250,000)
December 31, 2020	-	$
Granted	-
Exercised	-
Forfeited	-
September 30, 2021	-	$

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

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	September 30, 2021	December 31, 2020
Notes payable – stockholders	$45,000	$35,000
Notes payable – related parties	$162,500	$150,000

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

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the shareholder partially-exercised its conversion option, and in May of 2016 the shareholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of September 30, 2021, the payments due have not been extended, and the Company plans to repay the notes in 2021.

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

On September 20, 2021, the Company received a promissory note from a director in the amount of $12,500, with an interest rate of 0% and a maturity date of October 20, 2021.

NOTE 8 – SUBSEQUENT EVENTS

On October 18, 2021, the Company issued 150,000 common shares to a consultant as compensation.

On October 28, 2021, the Company issued 1,100,000 common shares for cash of $110,000.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of September 30, 2021, the Company’s assets were $346,201 compared to $27,441 in assets as of December 31, 2020. The change in the Company’s financial condition can be attributed primarily to an increase in prepaid expense of $342,532.

As of September 30, 2021, the Company’s liabilities were $322,048 compared to $337,464 in liabilities as of December 31, 2020. This change in the Company’s financial condition was due to decreases of $52,922 in accounts payable and accrued expenses, partially offset by an increase of $15,706 in accrued interest and $22,500 in loan payable.

Net cash used in operating activities for the nine-month period ending September 30, 2021 was $418,372 compared to $222,907 for 2020. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. The non-cash adjustments at September 30, 2021 were loss on settlement of payable of $6,343 and stock compensation of $198,168 as compared to September 30, 2020 stock compensation of $36,140, depreciation of $92,006 and loss on extinguishment of debt of $120,000.

Net cash used by investing activities was $0 for the nine months ended September 30, 2021 as compared to $0 for 2020.

Net cash provided by financing activities was $395,000 for the nine months ended September 30, 2021 as compared to $307,266 for 2020.

The Company had gross revenue of $900 for the nine months ended September 30, 2021 compared to gross revenue of $19,916 for the nine months ended September 30, 2020, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2021. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Company revenue was $900 for the nine months ended September 30, 2021 as opposed to $19,916 for the nine months ended September 30, 2020.

The Company’s operating expenses were $569,217 for the nine months ended September 30, 2021 as opposed to $437,522 for the nine months ended September 30, 2020. Although there was no material change in the Company’s operating expenses overall, the Company notes the following changes in certain operating expenses as noted below.

Professional fees were $284,822 for the nine months ended September 30, 2021, compared to $43,164 for the nine months ended September 30, 2020. This increase in professional fees was due to increased consulting services as a result of new products being developed and accounting fees during the period.

Depreciation expense was $0 for the nine months ended September 30, 2021, compared to $92,006 for the nine months ended September 30, 2020. This decrease in depreciation expense was due to a one-time software impairment expense in 2020.

Research expenses were $50,009 for the nine months ended September 30, 2021, compared to $2,100 for the nine months ended September 30, 2020. This increase in research expenses was due to increased development costs associated with the Company’s re-factoring of the Cyberloq technology for scalability.

Stock compensation expenses were $0 for the nine months ended September 30, 2021, compared to $36,140 for the nine months ended September 30, 2020. Stock compensation for services was recognized in the appropriate expense category.

Bad debt expense was $0 for the nine months ended September 30, 2021, compared to $40,000 for the nine months ended September 30, 2020. This decrease in bad debt expense was due to the Company deeming $40,000 uncollectible and recording this amount was recorded as bad debt expense in the third quarter of 2020.

Rent expenses were $6,842 for the nine months ended September 30, 2021, compared to$2,307 for the nine months ended September 30, 2020. This increase in rent expenses was due to the Company entering into a new lease for office space in 2021.

Other operating expenses were $9,128 for the nine months ended September 30, 2021 as compared to $5,000 for the nine months ended September 30, 2020. This increase was due to higher advertising costs.

Sales commissions were $131 for the nine months ended September 30, 2021, compared to $2,011 for the nine months ended September 30, 2020.

Computer and internet expenses were $8,236 for the nine months ended September 30, 2021 as compared to $6,376 for the nine months ended September 30, 2020. This increase was due to additional hosting costs associated with the Company’s private blockchain product.

Office supplies and expenses were $5,783 for the nine months ended September 30, 2021, compared to $4,134 for the nine months ended September 30, 2020.

Finally, there were no material changes in the Company’s officer compensation and travel and entertainment expenses in the first nine months of 2021 as compared to the first nine months of 2020.

As a result of the foregoing, the Company experienced a net loss from operations of $568,317 in the nine months ended September 30, 2021 compared to a net loss from operations of $417,606 in the nine months ended September 30, 2020.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Company revenue was $954 for the three months ended September 30, 2021 as opposed to $3,807 for the three months ended September 30, 2020.

The Company’s operating expenses were $279,261 for the three months ended September 30, 2021 as opposed to $190,145 for the three months ended September 30, 2020. The majority of this decrease in operating expenses was due to decreases in stock compensation and depreciation as noted in further detail below.

Depreciation expense was $0 for the three months ended September 30, 2021, compared to $31,338 for the three months ended September 30, 2020. This decrease in depreciation expense was due to a one-time software impairment expense in 2020.

Stock compensation expenses were $0 for the three months ended September 30, 2021, compared to $28,140 for the three months ended September 30, 2020. Stock compensation for services was recognized in the appropriate expense category.

Travel and entertainment expenses were $0 for the three months ended September 30, 2021, compared to $1,705 for the three months ended September 30, 2020. This decrease in travel and entertainment expenses was due to decreased business travel during the 2021.

In addition, certain operating expenses of the Company increased in the third quarter of 2021 as compared to the third quarter of 2020 as noted below.

Research expenses were $47,854 for the three months ended September 30, 2021, compared to $0 for the three months ended September 30, 2020. This increase in research expenses was due to increased development costs associated with the Company’s re-factoring of the Cyberloq technology for scalability.

Bad debt expense was $0 for the three months ended September 30, 2021, compared to $40,000 for the three months ended September 30, 2020. This decrease in bad debt expense was due to the Company deeming $40,000 uncollectible and recording this amount was recorded as bad debt expense in the third quarter of 2020.

Computer and internet expenses were $3,508 for the three months ended September 30, 2021 as compared to $1,696 for the three months ended September 30, 2020. This increase was due to additional hosting costs associated with the Company’s private blockchain product.

Office supplies and expenses were $1,635 for the three months ended September 30, 2021, compared to $646 for the three months ended September 30, 2020.

Professional fees were $153,511 for the three months ended September 30, 2021, compared to $14,795 for the three months ended September 30, 2020. This increase in professional fees was due to increased consulting services and accounting fees during the period.

Other operating expenses were $3,064 for the three months ended September 30, 2021 as compared to $2,408 for the three months ended September 30, 2020. This increase was due to higher advertising costs.

Rent expenses were $2,189 for the three months ended September 30, 2021, compared to $1,917 for the three months ended September 30, 2020. This increase in rent expenses was due to the Company entering into a new lease for office space in 2021.

Finally, there were no material changes in the Company’s sales commission and officer’s compensation expenses in the third quarter of 2021 as compared to the third quarter of 2020.

As a result of the foregoing, the Company experienced a net loss from operations of $278,307 in the three-month period ended September 30, 2021 compared to a net loss from operations of $186,338 in the three-month period ended September 30, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three—month period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third three months of 2021, the Company raised $52,700 for the operations of the Company through the unregistered sale of 460,000 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended September 30, 2021, but not reported.

ITEM 5. EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the quarterly report on Form 10-Q or have been incorporated into the report by reference.

Exhibit	Description

3.1(i)	Articles of Incorporation*
3.2(i)	Amended Articles of Incorporation dated May 4, 2010*
3.3(i)	Amended Articles of Incorporation dated May 5, 2017**
3.4(i)	Amended Articles of Incorporation dated November 20, 2019***
3.4(ii)	By-Laws****
14.1	Code of Ethics****
14.2	Related-Party Transactions Policy****
14.3	Anti-Corruption Policy****
16.1	Letter re Change in Certifying Accountant *****
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer & Principal Financial Officer.******
32.1	Section 1350 Certification of the Principal Executive Officer & Principal Financial Officer.******
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.*******

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference through the Registration Statement on form S-1 filed with the Commission on October 26, 2010. (101141203)
**	Incorporated by reference through the Quarterly Report on form 10-Q filed with the Commission on May 11, 2017. (17832815)
***	Incorporated by reference through the Current Report on form 8-K filed with the Commission on November 1, 2019.
****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on November 6, 2017.
*****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on May 19, 2017.
******	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
*******	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: November 15, 2021		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Mark Carten
Date: November 15, 2021		Mark Carten, Director

	By:	/s/ Enrico Giordano
Date: November 15, 2021		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: November 15, 2021		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: November 15, 2021		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: November 15, 2021		Rex Schuette, Director

