Form 10-K
period 2021-12-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2022-03-31
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of the date of this filing, there were 91,003,216 shares of the Issuer’s common stock issued and outstanding and held by approximately 129 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 71,479,853 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $26,447,545.

CyberloQ Technologies, Inc.

FORM 10-K

For The Year Ended December 31, 2021

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

The Company currently has two full-time employees — its President and Vice-President. There are no other employees of the Company at this time.

The Company also has a Board of Advisors comprised of individuals from the banking, business development, and technical sectors to advise the Company as it moves forward with its business strategy. The Board of Advisors does not have any decision-making authority..

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

The Company’s corporate office is located at 4837 Swift Road Suite 210-1 Sarasota, FL 34231, and our telephone number is 612-961-4536. Rent is $730 per month including phone and internet.

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

Our common stock currently trades on the OTC Bulletin Board under the symbol “CLOQ.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal years 2021 and 2020, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2021 was $0.1055 per share. As of December 31, 2021, there were 129 shareholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	Fiscal Year 2021		Fiscal Year 2020
	High	Low	High	Low

First Quarter	$0.50	$0.05	$0.13	$0.08

Second Quarter	$0.49	$0..13	$0.17	$0.05

Third Quarter	$0.32	$0.09	$0.11	$0.08

Fourth Quarter	$0..20	$0.08	$0.10	$0.05

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2021, our total assets were $264,503 compared to $27,441 in assets as of December 31, 2020. This increase in the total assets is primarily attributed to an increase in prepaid expense and cash. Prepaid expense increased due to the issuance of 1,250,000 shares of stock to consultants valued at $537,500 per consulting agreements entered into by the Company. The amount is being amortized over the one-year length of the contracts on a straight-line basis.

As of December 31, 2021, our liabilities were $299,530 compared to $337,464 in liabilities as of December 31, 2020. This change in the Company’s financial condition was due to decreases in accounts payable and accrued expenses of $67,780, and long term note payable of $1,050 partially offset by an increase of $10,000 in loans from stockholders, and an increase in accrued interest of $20,896.

Net cash used in operating activities for the year ending December 31, 2021 was $664,596 compared to net cash used in operating activities for the year ended December 31, 2020 of $306,161. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for the year ended December 31, 2021 include stock compensation of $460,708 and loss on settlement of payables of $6,343.

Net cash used by investing activities for the years ended December 31, 2021 and 2020 was $0.

Net cash provided by financing activities was $692,150 for the year ended December 31, 2021 as compared to $332,266 for the year ending December 31, 2020. Specifically, proceeds from common stock issuance were $490,200 for the year ended December 31, 2021as compared to $76,666 for the year ended December 31, 2020, and proceeds from common stock to be issued was $193,000 for the year ended December 31, 2021 as compared to $60,000 for the year ended December 31, 2020. Conversely, proceeds from notes payable were $22,500 for the year ended December 31, 2021compared to $232,100 for the year ended December 31, 2020.

The Company had operating revenue of $197 in 2021 and is currently reliant on its ability to raise additional capital and/or debt to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2022. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional debt and/or capital in order to continue its operations.

Results of Operations for the Years Ended December 31, 2021 and 2020

The Company experienced a net loss of $1,087,712 for the year ended December 31, 2021 compared to net loss of $983,271 for the year ended December 31, 2020.

This increase in the Company’s net loss was primarily due to a substantial increase in professional fees as well as research and development fees, partially offset by substantial decreases in software impairment expenses and depreciation expenses.

Service revenue was $197 for 2021 in comparison to $19,944 for 2020. This decrease in revenue was due to the Company recognizing $14,589 of revenue from a customer’s non-refundable two-year (beginning August 28, 2018) service contract that ended in the third quarter of 2020.

Professional fees were $468,449 in 2021, compared to $56,483 in 2020. This increase in professional fees was due to increased consulting services as a result of increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands and higher accounting fees during the period.

Research and development expenses were $180,063 in 2021, compared to $2,100 in 2020. This increase in research expenses was due to increased development costs associated with the Company’s re-factoring of the Cyberloq technology for scalability.

Officers’ compensation expense was $370,400 in 2021 as compared to $306,140 in 2020. This increase was due to an increase in stock price attributed to Officers’ share issuances.

In addition to the foregoing, rent expense was $9,031 for 2021, compared to $3,585 for 2020. This increase was due to the Company signing a new lease agreement in 2020.

The foregoing drivers of the increase in the Company’s net loss for the year ended December 31, 2021 were partially offset by decreases in the Company’s other operating expenses.

Software impairment expense was $0 in 2021, compared to $321,735 in 2020. This decrease in software impairment expense is due to the one-time write-off of the book value of the Cyberloq technology software fixed asset in 2020.

Depreciation expense was $0 in 2021, compared to $122,675 in 2020. This decrease in depreciation expense was due to a one-time software impairment expense in 2020. Since the write-off occurred in 2020, it could no longer be depreciated in 2021.

The Company had recognition of bad debt expense of $40,000 in 2020, as opposed to no recognition of bad debt in 2021.

Computer and internet expenses were $10,859 in 2021 as compared to $7,759 in 2020. This increase was due to additional hosting costs associated with the Company’s private blockchain product.

Office supplies and expenses were $6,608 in 2021, compared to $4,369 in 2020.

Sales commissions were $0 in 2021, compared to $2,011 in 2020.

For 2021, there were no material changes in travel and entertainment and other operating expenses as compared to 2020.

In summary, total revenue was $197 for 2021, and the Company is currently reliant on its ability to raise additional debt and/or capital to continue execution of its business plan to move forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2022 will be highly-dependent upon the Company’s ability to enter into material revenue contracts with customers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 in accordance with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There exists no information required to be disclosed in a report on Form 8-K during the three-month period ended December 31, 2021, but not reported.

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

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Enrico Giordano	63	Vice President & Director	Inception
Leon Hurst	54	Director	February 2020
Christopher Jackson	57	President, Sec., Treas. & Director	Inception
Rex Schuette	72	Director	September 2017

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.

(c) Identification of certain significant employees.

As of December 31, 2021, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

(d) Family relationships.

There are no family relationships between any directors and/or executive officers.

(e) The business experience of the directors and executive officers.

Enrico Giordano. Mr. Giordano is a founder and holds a BA degree in Mass Communications from the University of South Florida and has excelled in Mass Communication Law as his elective studies. Mr. Giordano has been a consultant for over 20 years and has worked with various types of deal structures, from helping structure the proposed sale and relocation of an NBA franchise to working with a structure on e-business companies and the web integration field that included associations with executives of corporations such as Compaq, Digital Equipment Corp., Apple Computer, VisiCorp, Fortress Technologies and IBM. From 2006 through 2007, Mr. Giordano worked on a consulting basis for SellaVision, Inc., a company involved with the infomercial and electronic retailing industry. From 2008 until present, has also been instrumental in structuring and negotiating on behalf of the Company. Mr. Giordano has already been successful in creating alliances that can be significant to the Company’s future growth potential. Mr. Giordano will devote most of his time to this effort, thus helping ensure the success of the Company. For the past two years all of Mr. Giordano’s time and efforts have been solely concentrated on the Company. From price point to structure as well as the marketing of the product to affiliate programs which are now ready to be rolled out. These are all part of the vision along with Mr. Jackson in order to bring to market a product that is reliable, affordable and one that can help thousands upon thousands of people in today’s economy.

Leon Hurst. Mr. Hurst owns and operates a tire distribution, installation and repair business. He also owns a towing and asset recovery business. Mr. Hurst has been a Gideon member of the Lancaster northeast camp for over twenty years, serving as President, Vice-President and Treasurer over that time. He is currently serving as the Treasurer of ROFM drug and alcohol treatment ministry as well.

Christopher Jackson. Mr. Jackson is a founder and has served as the President and Chief Operating Officer since inception. Mr. Jackson attended Texas Lutheran University while seeking a degree in Marketing. He has been in sales and management for the better part of 25 years. Mr. Jackson was instrumental in the Company’s original software development platform, TurnScor. Mr. Jackson’s main focus will be the implementation of a scalable CyberloQ platform, alongside sales strategies for growing the Company’s revenues. Mr. Jackson devotes 100% of his time to day to day operations, financial disclosures and reporting along with sales support within the Company.

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

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, we believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2021.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics. We will provide any person without charge a copy of our code of ethics upon receiving a written request which may be mailed to our office at 4837 Swift Road Suite 210-1 Sarasota, FL 34231

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company’s executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non- Equity Inctv. Plan Comp	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson	2021	$90,000	$8,000	$30,800	(1)	$-	$-	$-	$-	$128,800
President, Secretary, Treasurer & Director (PEO & PFO)	2020	$90,000	$-	$8,500	(1)	$-	$-	$-	$-	$98,500
Mark Carten	2021	$90,000	$-	$30,800	(1)	$-	$-	$-	$-	$120,800
CTO & Director	2020	$90,000	$-	$8,500	(1)	$-	$-	$-	$-	$98,500
Enrico Giordano	2021	$90,000	$-	$30,800	(1)	$-	$-	$-	$-	$120,800
VP & Director	2020	$90,000	$-	$8,500	(1)	$-	$-	$-	$-	$98,500

(1) The employment contracts for Mark Carten, Enrico Giordano and Christopher Jackson all provide that so long as they are in continuous service to the Company, on each annual anniversary date of their employment agreements they shall be issued 100,000 shares of the Company’s common stock as an annual bonus.

(2) On February 28, 2022, Mark Carten resigned from his officer position with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company’s executive officers as of December 31, 2021.

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

(2) On February 28, 2022, Mark Carten resigned from his officer position with the Company.

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

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of the date of filing, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 91,003,216 beneficially owned shares of common stock outstanding as of the date of filing, and 20,000 beneficially owned shares of preferred stock outstanding on the date of filing. The address of each director and executive officer listed below is c/o CyberloQ Technologies, Inc., 4837 Swift Road Suite 210-1 Sarasota, FL 34231.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Leon Hurst	2,648,363	2.9%	0	0%

Directors & Officers	Enrico Giordano(2)	5,300,000	5.8%	10,000	50.00%

Directors & Officers	Christopher Jackson(2)	5,800,000	6.3%	10,000	50.00%

Directors & Officers	Rex Schuette	5,775,000	6.3%	0	0%

	Officers & Directors as a group (4 persons)	19,523,363	21.4%	20,000	100%

5% Shareholders	Peter Lacey 81 Burnwaite Rd London SW65BQ United Kingdom	4,500,000	4.9%	0	0%

5% Shareholders	Mark Carten(1)(2)	4,800,000	5.2%	0	0%

The preferred shareholders vote together with the common stock as a single class and the holders of the preferred stock are entitled to 5,000 votes per share.

(1) Includes 4,000,000 shares of Common Stock held by Carten Tech LLC, of which Mark Carten has voting and dispositive control.

(2) The employment contracts for Enrico Giordano and Christopher Jackson include performance incentive stock options based upon the Company meeting certain performance conditions that can potentially result in the issuance of stock option awards of up to 5,000,000 shares each in the event that the Company reaches certain performance goals. Specifically, Enrico Giordano and Christopher Jackson each shall be entitled to receive ten (10) stock option awards of 500,000 shares of the Company’s common stock each, upon the Company achieving certain milestones (the “ISO Awards”). The first ISO Award will vest upon the Company achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional ISO Award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue up to a total of 5,000,000 shares each. The shares vest at 110% of the average closing bid price and must be exercised within five (5) years of the vesting date.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2021, the Company had equity compensation plans with Mark Carten, Enrico Giordano and Christopher Jackson. A summary table of the potential share issuances based upon these plans is set forth below:

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

The employment contracts for Enrico Giordano, Christopher Jackson and Mark Carten, all included performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2019, 2020 or 2021, and it is unknown whether or not the Company will meet the requisite performance conditions in 2022. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue. On February 28, 2022, Mark Carten resigned from his officer position with the Company and is no longer eligible for the equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On October 29, 2019, the Company approved a loan of $30,000 from a director to the Company. The interest rate was 0% and the maturity date was December 2, 2019. The Company paid this loan in full in February of 2020.

On August 8, 2020, the Company approved a loan of $25,000 from a director to the Company. The interest rate is 12.5% and the maturity date is December 31, 2023.

On September 9, 2020, the Company approved a loan of $100,000 from a director to the Company. The interest rate is 12.5% and the maturity date is December 31, 2023.

On December 28, 2020, the Company approved a loan of $25,000 from a director to the Company. The interest rate is 12.5% and the maturity date is December 31, 2023.

On December 31, 2021, the Company entered into a loan modification agreement with a director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of April 1, 2023. Payments of $25,000 plus interest are due to be paid each calendar quarter beginning on July 1, 2022.

On September 20, 2021, the Company approved a loan of $12,500 from a director to the Company. The interest rate is 0% and the maturity date is October 1, 2021. The Company paid this loan in full in October 2021.

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

In addition, the Company has a Related-Party Transactions Policy whereby the officers and directors of the Company are required to report to the Board of Directors any activity that would cause or appear to cause a conflict of interest on his or her part. All related-party transactions are subject to review, approval or ratification in accordance with the Related-Party Transactions Policy.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2020 and December 31, 2021. All services provided by the Company’s independent registered accounting firm have been reviewed and approved by the Company’s Board of Directors.

	2020	2021
Audit Fees	$19,500	$25,250
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$19.500	$25,250

PART IV

ITEM 15.	EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the Annual Report on Form 10-K or have been incorporated into the report by reference.

Exhibit	Description

3.1(i)	Articles of Incorporation*
3.2(i)	Amended Articles of Incorporation dated May 4, 2010*
3.3(i)	Amended Articles of Incorporation dated May 5, 2017**
3.4(i)	Amended Articles of Incorporation dated November 20, 2019***
3.4(ii)	By-Laws****
14.1	Code of Ethics****
14.2	Related-Party Transactions Policy****
14.3	Anti-Corruption Policy****
16.1	Letter re Change in Certifying Accountant *****
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer & Principal Financial Officer.******
32.1	Section 1350 Certification of the Principal Executive Officer & Principal Financial Officer.******
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.*******
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference through the Registration Statement on form S-1 filed with the Commission on October 26, 2010. (101141203)
**	Incorporated by reference through the Quarterly Report on form 10-Q filed with the Commission on May 11, 2017. (17832815)
***	Incorporated by reference through the Current Report on form 8-K filed with the Commission on November 1, 2019.
****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on November 6, 2017.
*****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on May 19, 2017.
******	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
*******	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: March 31, 2022		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Enrico Giordano
Date: March 31, 2022		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: March 31, 2022		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: March 31, 2022		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: March 31, 2022		Rex Schuette, Director

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cyberloq Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyberloq Technologies, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a growing accumulated deficit since inception and continuing significant net losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 31, 2022

CyberloQ Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$54,295	$26,741
Deposits and prepaids	210,208	700
Total Current Assets	264,503	27,441

Total Assets	$264,503	$27,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$43,560	$111,340
Accrued interest	26,420	5,524
Loans Payable – Stockholders	45,000	35,000
Loans Payable–Related Party	150,000	150,000
Total Current Liabilities	264,980	301,864

Long Term Liabilities
SBA Loan Payable	34,550	35,600
Total Long Term Liabilities	34,550	-

Total Liabilities	299,530	337,464

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock: $0.001 par value,100,000,000 shares authorized; 82,754,515 and 74,044,515 shares issued and outstanding, respectively	$82,755	$74,045

Preferred Stock $0.001 per value - 30,000 shares authorized; issued and outstanding, respectively	30	30

Shares to be Issued:8,200,000 and 1,443,333 common shares, respectively	392,900	130,141

Additional Paid in Capital	$5,743,362	$4,652,124

Accumulated Deficit	(6,254,074)	(5,166,362)

Total Stockholders’ Equity	(35,027)	(310,023)

Total Liabilities and Stockholders’ Equity	$264,503	$27,441

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Revenue
Service Revenue	$197	$19,944
Total Revenue	197	19,944

Operating Expenses
Sales Commissions	-	2,011
Professional Fees	468,449	56,483
Research	180,063	2,100
Officer’s Compensation	370,400	306,140
Travel and Entertainment	1,766	1,785
Rent	9,031	3,585
Depreciation	-	122,675
Computer and Internet	10,859	7,759
Office Supplies and Expenses	6,608	4,369
Bad Debt	-	40,000
Software Impairment	-	321,735
Other Operating Expenses	13,494	12,049
Total Operating Expenses	1,060,670	880,691

Loss from Operations	(1,060,473)	(860,747)

Other Income (Expense)
Interest	(20,896)	(5,524)
SBA Grant	-	3,000
Loss on extinguishment of debt	-	(120,000)
Loss on settlement of payables	(6,343)	-

Total Other Income (Expense)	(27,239)	(122,524)

Provision for Income Taxes	-	-

Net Loss	$(1,087,712)	$(983,271)

Loss per common share-Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	78,428,682	71,767,015

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and December 31, 2020

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	68,130,515	$68,132	-	$307,000	30,000	$30	$4,148,371	$(4,183,091)	$340,442

Proceeds from Issuance of Common Stock	1,184,000	1,184		-			75,482	-	76,666

Common stock issued for services	80,000	80					7,920	-	8,000

Common stock issued for stock subscription	2,650,000	2,650		(205,000)			262,350	-	60,000

Common stock issued for note payable	2,000,000	2,000					158,000		160,000

Common stock for officers’ fees				28,140					28,140

Net loss for period ended December 31, 2020	-	-	-	-	-	-	-	(983,271)	(983,271)

Balance as of December 31, 2020	74,044,515	$74,046	-	$130,140	30,000	$30	$4,652,123	$(5,166,362)	$(310,023)
Proceeds from Issuance of Common Stock	5,335,000	5,335		100,000			484,865	-	590,200

Common stock issued for services	1,175,000	1,175					469,215	-	470,390

Common stock issued for stock subscription	1,600,000	1,600		(62,640)			70,258	-	9,218

Common stock for officers’ fees	600,000	600		(67,500)			66,900		-

Common stock to be issued for services				107,500					107,500

Stock subscription				93,000					93,000

Common stock to be issued for officers’ fees				92,400					92,400

Net loss for period ended December 31, 2021	-	-	-	-	-	-	-	(1,087,712)	(1,087,712)

Balance as of December 31, 2021	82,754,515	$82,756	-	$392,900	30,000	$30	$5,743,361	$(6,254,074)	$(35,027)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and December 31, 2020

	2021	2020

OPERATING ACTIVITIES
Net loss	$(1,087,712)	$(983,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	122,675
Stock Compensation	460,708	36,140
Loss on Extinguishment of Debt	-	120,000
Bad Debt	-	40,000
Software Impairment	-	321,735
Loss on Settlement of Payables	6,343	-
Change in Operating Assets and Liabilities:
Accounts Receivable	-	300
Deposits and prepaids	(2,051)	-
Accounts Payable and Accrued Expenses	(62,780)	46,025
Accrued Interest	20,896	5,524
Customer Prepayments	-	(14,589)
Net Cash Used by Operating Activities	(664,596)	(306,161)

INVESTING ACTIVITIES
Net Cash Used by Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	490,200	76,666
Proceeds from Common Stock to be Issued	193,000	60,000
Repayment of Note Principal	(13,550)	(36,500)
Proceeds from note payable	22,500	232,100
Net Cash Provided by Financing Activities	692,150	332,266

Net Increase (Decrease) in Cash and Equivalents	27,554	26,105
Cash and Equivalents at Beginning of the Period	26,741	636
Cash and Equivalents at End of the Period	$54,295	$26,741

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for note payable	$-	$160,000
Stock issued from to be issued	$130,140	$265,000
Common stock issued for prepaid expense	$537,500	$-
Common stock issued for accounts payable	$5,000	$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2021, and December 31, 2020, the Company had no deposits in excess of federally-insured limits.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the periods ended December 31, 2021 and 2020, we expensed $180,063 and $2,100, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,735.

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

As of December 31, 2021, the Company had $0 in contract assets and contract liabilities. As of December 31, 2020, the Company has $0 in contract assets and a contract liability. The contract liability reduced by $2,083 per month as the Company provided a non-exclusive, non-transferable license to use the CyberloQ Vault Services for the customer’s internal purposes.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2021 and 2020 was $5,920 and $6,787 respectively.

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

At December 31, 2021 and 2020 the Company had no warrants or options outstanding that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding.

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

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	December 31, 2021	December 31, 2020
Software and computer equipment	$736,500	$736,500
Less: Accumulated depreciation	(414,765)	(414,765)
Impairment expense	(321,735)	(321,735)
Property and equipment, net	$-	$-

Depreciation expense was $0 and $122,675 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,735.

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

The Company has incurred losses since Inception resulting in an accumulated deficit of $6,254,074 as of December 31, 2021 that includes a loss of $1,087,712 for the year ended December 31, 2021. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of December 31, 2021 and December 31, 2020.

During 2021, the Company received $193,000 in payment for 8,000,000 shares of common stock that were recorded as “shares to be issued”, $490,200 in payment of 5,335,000 shares of common stock, 1,000,000 shares of common stock to the Company’s Advisory Board for future services valued at $482,500. The shares were recorded as prepaid expense and are being expensed over the term of the 12-month contract. Additionally, the Company issued 175,000 shares of common stock for services valued at $82,390, 1,600,000 shares of common stock that had previously been recorded as “shares to be issued” and issued 600,000 shares of common stock for officers’ compensation also previously recorded as “shares to be issued”. Also, the Company recorded $92,400 for 300,000 shares of common stock as “to be issued” for officers’ compensation in the current year.

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

Preferred Stock

The Company did not have any preferred stock prior to 2017. In April of 2017, the Company amended its articles of incorporation to create a new class of stock designated Series A Super Voting Preferred Stock consisting of thirty-thousand (30,000) shares at par value of $0.001 per share. Certain rights, preferences, privileges and restrictions were established for the Series A Preferred Stock as follows: (a) the amount to be represented in stated capital at all times for each share of Series A Preferred Stock shall be its par value of $0.001 per share; (b) except as otherwise required by law, holders of shares of Series A Preferred Stock shall vote together with the common stock as a single class and the holders of Series A Preferred Stock shall be entitled to five-thousand (5,000) votes per share of Series A Preferred Stock; and (c) in the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of assets of the Corporation to the holders of the common stock, the original purchase price paid for the Series A Preferred Stock. All 30,000 shares of the Series A Super Voting Preferred Stock were issued in 2017. On February 28, 2022, the 10,000 preferred shares held by Mark Carten were redeemed by the Company and returned to treasury.

NOTE 5 – SBA EIDL Loan and Grant

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During 2021, the Company repaid $1,050.

Payment Obligations

Amount

2022	$2,088
2023	2,088
2024	2,088
2025	2,088
2026	2,088
2027 to 2050	24,110

Total	$34,550

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Issuance of Warrants/Options

All outstanding warrants and options are fully vested and exercisable.

The following is a summary of the warrants issued and outstanding in connection with common stock:

		Weighted Avg Price	Weighted Avg Life
January 1, 2020	250,000	$0.20	0.92
Granted	-
Exercised	-
Forfeited	(250,000)
December 31, 2020	-	$-	-
Granted	-
Exercised	-
Forfeited	-
December 31, 2021	-

Related Party Notes Payable

The following is a summary of related party notes payable:

	For the Years Ended
	December 31, 2021	December 31, 2020
Notes payable – stockholders	$45,000	$35,000
Notes - related parties	$150,000	$150,000

Notes Payable - Stockholders

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

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of December 31, 2021, the payments due have not been extended and the Company plans to repay the notes in 2022.

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

On September 20, 2021, the Company received a promissory note from a director in the amount of $12,500, with an interest rate of 0% and a maturity date of October 20, 2021. This note was repaid on October 8, 2021.

On December 31, 2021, the Company entered into a loan modification agreement with a director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of April 1, 2023. The Company was required to pay an extension penalty in the amount of $2,500. Although the agreement was entered into on December 31, 2021, it did not become binding until the extension penalty was paid, which occurred in mid-January 2021.

As of December 31, 2021, accrued interest is $26,420. Payments of $25,000 plus interest are due to be paid each calendar quarter beginning on July 1, 2022.

NOTE 8 – INCOME TAXES

At December 31, 2021, the Company had available federal net operating loss carry forwards to reduce future taxable income. The amount available was approximately $5,682,184 for federal purposes. The federal net operating loss carry forwards begin to expire in 2029. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. Accordingly, the Company has recognized a valuation allowance that offsets the deferred tax asset for this benefit.

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

The provision for Federal income tax consists of the following:

	For the Year Ended December 31,
	2021	2020
Federal income tax benefit attributable to:
Net operating loss	$92,909	$206,487
Less: valuation allowance	$(92,909)	$(206,487)
Provision for Federal tax benefit	$-	$-

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

	For the Year Ended December 31,
	2021	2020
Deferred tax assets attributable to:
Net operating loss carryover	$1,177,845	$994,888
Less: valuation allowance	$(1,177,845)	$(994,888)
Net deferred tax assets	$-	$-

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

NOTE 9 – SUBSEQUENT EVENTS

On February 23, 2022, the Company received a promissory note from a director in the amount of $50,000, with an interest rate of 12% and a maturity date of April 9, 2022.

On February 23, 2022, the Company received a promissory note from a director in the amount of $50,000, with an interest rate of 12% and a maturity date of April 9, 2022. This promissory note also has a conversion option at a conversion price of $0.02 per share.

On February 28, 2022, the Company and Mark Carten entered into a separation agreement as a result of which Mr. Carten is no longer an employee of the Company. In addition, the separation agreement includes resignations of Mr. Carten from his positions as the Chief Technology Officer of Company and as a director of the Company effective February 28, 2022. Pursuant to the separation agreement, the Company is redeeming all of Mr. Carten’s common and preferred shares (500,000 and 10,000, respectively) in the Company at a set redemption price of $0.10 per share.

On February 28, 2022 the Board of Directors of the Company (the “Board”) decided to reduce the number of directors of the Company to four.

Subsequent to December 31, 2021, the Company issued 8,748,701 shares of common stock for cash and shares that had previously been recorded as “shares to be issued”.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

