Form 10-Q
period 2022-03-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2022-05-16
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number: 333-170132

CYBERLOQ TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-170132	26-2118480
(Commission File Number)	(IRS Employer Identification No.)

4837 Swift Road Suite 210-1 Sarasota FL	34231
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612)961-4536

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLOQ	OTC Pink

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

As of the date of this filing, there were 92,664,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 131 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended March 31, 2022

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$52,620	$54,295
Deposits and prepaids	138,781	210,208
Total Current Assets	191,401	264,503

Fixed Assets
Cyberloq platform	109,885	-
Total Fixed Assets	109,885	-

Total Assets	$301,286	$264,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$80,053	$43,560
Accrued interest	32,841	26,420
Note Payable – Stockholders	45,000	45,000
Note Payable – Related Party	175,000	150,000
Loan payable – SBA	1,388	-
Common stock settlement liability	326,667	-
Total Current Liabilities	660,949	264,980

Long Term Liabilities
SBA Loan Payable	32,462	34,550
Loan payable – related party	75,000
Common stock settlement liability	163,333	-
Total Long Term Liabilities	270,795	34,550

Total Liabilities	$931,744	$299,530

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,100,000,000 shares authorized; 91,003,216 and 82,754,515 shares issued and outstanding, respectively	$91,504	$82,755

Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 and 30,000 issued and outstanding, respectively	20	30
Treasury stock	(50,000)	-
Shares to be redeemed	(490,000)	-
Shares to be Issued: 5,362,138 and 8,200,000 common shares respectively	260,500	392,900
Additional Paid in Capital	$6,114,513	$5,743,362
Accumulated Deficit	(6,556,995)	(6,254,074)
Total Stockholders’ Equity	(630,458)	(35,027)

Total Liabilities and Stockholders’ Equity	$301,286	$264,503

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue
Service Revenue	$300	$300
Total Revenue	300	300

Operational Expense
Sales Commissions	-	1,424
Professional Fees	206,754	15,796
Research	-	1,720
Officer’s Compensation	60,000	67,500
Travel and Entertainment	60	1,696
Rent	2,188	1,917
Computer and Internet	4,450	1,194
Office Supplies and Expenses	1,580	1,158
Other Operating Expenses	1,183	1,159
Total Operating Expenses	276,215	93,564

Loss from Operations	(275,915)	(93,264)

Other Income (Expense)
Interest	(8,920)	(5,171)
Loss on settlement of payables		(4,218)
Loss on settlement with officer	(18,086)	-
Total Other Income (Expenses)	(27,006)	(9,389)

Provision for Income Taxes	-	-

Net Loss	$(302,921)	$(102,653)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	86,536,549	75,594,515

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2021 to March 31, 2022

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Common Stock to be	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Redeemed	Deficit	Total
Balance as of December 31, 2020	74,044,515	$74,046	-	$130,140	30,000	$30	$4,652,123	$-	$-	$(5,166,362)	$(310,023)

Common stock for cash	250,000	250					19,750				20,000

Common stock subscribed	1,600,000	1,600		(62,640)	-	-	70,258				9,218

Common stock for officer’s fees	600,000	600		(67,500)			66,900				-

Stock subscription				93,000	-	-					93,000

Net loss for the quarter ended March 31, 2021										(102,653)	(102,653)
					-	-
Balance as of March 31, 2021	76,494,515	$76,496	-	$93,000	30,000	$30	$4,809,031			$(5,269,016)	$(290,459)

Common stock issued for cash	2,050,000	2,050	-	-	-	-	207,950			-	210,000

Common stock issued for services	1,000,000	1,000	-	-	-	-	429,000				430,000

Common stock to be issued for services	-	-	-	107,500	-	-	-			-	107,500

Net loss for quarter ending June 30, 2021	-	-	-	-	-	-	-			(201,975)	(210,975)

Balance June 30, 2021	79,544,515	79,546	-	200,500	30,000	30	5,445,981	-	-	(5,470,991)	255,066

Common stock issued for cash	435,000	435	-	-	-	-	49,765			-	50,200

Common stock issued for services	25,000	25	-	-	-	-	4,600			-	4,625

Net loss for quarter ending September 30, 2021	-	-	-	-	-	-	-			(285,738)	(285,738)

Balance September 30, 2021	80,004,515	80,006	-	200,500	30,000	30	5,500,346	-	-	(5,756,729)	24,153

Common stock issued for cash	2,600,000	2,600	-	-	-	-	207,400			-	210,000

Common stock issued for services	150,000	150	-	-	-	-	35,615				35,765
Common stock to be issued	-	-	-	100,000	-	-	-			-	100,000

Common stock to be issued for officers’ fees	-	-	-	92,400	-	-	-			-	92,400

Net loss from quarter ending December 31, 2021										(497,345)	(497,345)

Balance December 31, 2021	82,754,515	82,756	-	392,900	30,000	30	5,743,361	-		(6,254,074)	(35,027)

Common stock issued for cash	1,150,000	1,150	-	60,000	-	-	36,350			-	97,500

Common stock issued for services	1,298,701	1,298	-	-	-	-	98,702			-	100,000

Common stock to be issued	6,000,000	6,000	-	(100,000)	-	-	144,000			-	50,000

Common stock issued for officer’s fees	300,000	300	-	(92,400)	-	-	92,100			-	-

Stock redeemed for officers’ settlement				-				(50,000)	(490,000)	-	(540,000)

Preferred stock redeemed for officers settlement					(10,000)	(10)					(10)

Net loss for quarter ending March 31, 2022	-	-	-	-	-	-	-			(302,921)	(302,921)

Balance March 31, 2022	91,503,216	$91,504	-	260,500	$20,000	$20	$6,114,513	$(50,000)	$(490,000)	$(6,556,995)	$(630,458)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2022	2021
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(302,921)	$(102,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Stock Compensation	184,376	-
Loss on settlement of payables	-	4,218
Gain on settlement with officer and director	18,086	-
Change in Operating Assets and Liabilities:
Decrease (increase) in deposits and prepaids	(12,949)
Increase (decrease) in accounts payable and accrued expenses	18,397	(14,595)
Increase (decrease) in accrued interest	6,421	5,171
Net Cash Used in Operating Activities	(88,590)	(107,859)

INVESTING ACTIVITIES
Software	(109,885)	-
Net cash provided by (used) in investing activities	(109,885)	-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	87,500	20,000
Proceeds from Common Stock to be Issued	60,000	93,000
Repayment of Note Principal	(700)	-
Proceeds from Note Payable	100,000	-
Repurchase of common stock	(50,000)
Net Cash Provided by Financing Activities	196,800	113,000

Net Increase (Decrease) in Cash and Equivalents	(1,675)	5,141
Cash and Equivalents at Beginning of the Period	54,295	26,741
Cash and Equivalents at End of the Period	$52,620	$31,882

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for prepaid expense	$100,000	$-
Common stock to be redeemed	$490,000	$-

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

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of March 31, 2022, and December 31, 2021, the Company had no deposits in excess of federally-insured limits.

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

During the three months ended March 31, 2022 and 2021, we capitalized $109,885 and zero, respectively, of development costs for the CyberloQ platform and we expensed zero and $1,720, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company’s began capitalizing software costs which totaled $109,885 as of March 31, 2022.

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

As of March 31, 2022, and December 31, 2021, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended March 31, 2022 and 2021 were $0 and $500, respectively.

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

At March 31, 2022 and December 31, 2021, the Company has no warrants or options outstanding.

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

In April, 2021, the Company entered into a 12-month lease for office space at a rate of $730 per month, and paid a deposit of $1,415.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	March 31, 2022	December 31, 2021
Cyberloq platform	$109,885	$-
Software and computer equipment	-	-
Less: accumulated amortization	-	-
Impairment expense	-	-

Fixed assets, net	$109,885	$-

Amortization expense was $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $6,556,995 as of March 31, 2022 that includes a loss of $302,921 for the three months ended March 31, 2022. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – SETTLEMENT AGREEMENT

On February 28, 2022, the Company signed a Separation and Release of Claims Agreement with an employee, officer and director of the Company. The terms of the agreement are as follows:

●	The employee resigned from the Company’s Board of Directors
●	The employee resigned his position as an officer of the Company, and his employment agreement was terminated
●	The employee assigned and transferred 10,000 shares of preferred stock to be canceled and extinguished by the Company. A loss of $10 was recorded
●	The Company will pay the $50,000 as a severance payment. This was paid on the date of the agreement and a loss of $18,076 was recorded
●	The Company and the employee entered into a Common Stock Redemption Agreement by which the Company will purchase 5,400,000 shares of the Company’s common stock owned by the employee at $0.10 per share for a total of $540,000. The Company repurchased 500,000 for $50,000 at the date of the agreement and recorded a settlement liability of $490,000.

○	Payments under the Common Stock Redemption Agreement are as follows:

Date	Amount	Shares Redeemed
02/28/22	$50,000	500,000
09/01/22	163,333.30	1,633,333
03/01/23	163,333.30	1,633,333
09/01/23	163,333.40	1,633,334
	$540,000	5,400,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 shares of $.001 par value common stock authorized as of March 31, 2022 and December 31, 2021.

During the quarter ended March 31, 2022, the Company received $37,500 in payment for 1,150,000 shares of common stock; received $60,000 for 1,061,538 recorded as “shares to be issued”; received $50,000 and issued 6,000,000 for shares previously disclosed as “shares to be issued” and issued 300,000 shares for officers and directors shares previously disclosed as “shares to be issued”. Also, the Company issued 1,298,701 shares of common stock for services valued at $100,000.

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

Treasury Stock

The Company entered into a settlement agreement with a prior employee, officer and director resulting in treasury stock of 500,000 shares valued at $50,000. See Note 4

Preferred Stock

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

During the quarter ended March 31, 2022, the Company cancelled and extinguished 10,000 shares of preferred stock pursuant to a settlement agreement with a prior employee, officer and director. See Note 4

NOTE 6 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the quarter ended March 31, 2022 the Company repaid $700.

Payment Obligations

Amount

2022	$1,388
2023	2,088
2024	2,088
2025	2,088
2026	2,088
2027 to 2050	24,110

Total	$33,850

NOTE 7 – COMMITMENTS

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	March 31, 2022	December 31, 2021
Notes payable – stockholders	$45,000	$45,000
Notes payable – related parties	$250,000	$150,000

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

On February 23, 2022, the Company received a loan from a director in the amount of $50,000, with an interest rate of 12%. The maturity date for the loan is April 9, 2022. As of the filing date, this note is in default.

On February 23, 2022, the Company received a loan from a different director in the amount of $50,000, with an interest rate of 12%. The maturity date for the loan is July 5,2022.

NOTE 9 – SUBSEQUENT EVENTS

The Company signed an addendum to its existing lease for the option of renewing the Lease for an additional term of one year on a month-to-month basis. Increasing the rent to $766 per month and an increase in security deposit of $34.25.

On April 1, 2022, the Company issued 1,061,538 shares of common stock that had previously been recorded as “shares to be issued”

On May 10, 2022 the Company issued 500,000 shares of common stock for cash of $25,000

On May 11, 2022, the Company issued 100,000 shares of common stock for cash of $5,000

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2021. Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

The Company also has a Board of Advisors comprised of individuals from the banking, business development, and technical sectors to advise the Company as it moves forward with its business strategy. The Board of Advisors does not have any decision-making authority.

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2022, the Company’s assets were $301,286 compared to $264,503 in assets as of December 31, 2021. The change in the Company’s financial condition can be attributed to a decrease in prepaid expense from $210,208 to $138,781and an increase in fixed assets of $109,885.

As of March 31, 2022, the Company’s liabilities were $931,744 compared to $299,530 in liabilities as of December 31, 2021. This change in the Company’s financial condition was due to an increase of $36,493 in accounts payable and accrued expenses, along with an increase of $6,421 in accrued interest, an increase in loan payable related party of $100,000 and an increase in common stock settlement liability of $490,000.

Net cash used in operating activities for the three-month period ending March 31, 2022 was $88,590 compared to $107,859 for 2021. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. At March 31, 2022, there was $184,376 in stock compensation.

Net cash used by investing activities was $109,885 for the three months ended March 31, 2022 as compared to $0 for 2021.

Net cash provided by financing activities was $196,800 for the three months ended March 31, 2022 as compared to $113,000 for 2021.

The Company had gross revenue of $300 for the three months ended March 31, 2022 compared to gross revenue of $300 for the three months ended March 31, 2021, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2022. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Company revenue was $300 in the three months ended March 31, 2022 as compared to $300 for the three months ended March 31, 2021.

The Company’s operating expenses were $276,215 for the three months ended March 31, 2022 as compared to $93,564 for the three months ended March 31, 2021. This increase in operating expenses was primarily due to an increase in professional fees which were $206,754 for the three months ended March 31, 2022, compared to $15,796 for the three months ended March 31, 2021. This increase in professional fees was due to increased consulting services as a result of increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands. In addition, the Company experienced changes in expense categories as noted below.

Officers’ compensation was $60,000 for the three months ended March 31, 2022 as compared to $67,500 for the three months ended March 31, 2021. This decrease was due to the Company only having two officers as of February 28, 2022 instead of three.

Research was $0 for the three months ended March 31, 2022 as compared to $1,720 for the three months ended March 31, 2021. Research was $0 for the three months ended March 31, 2022 as the Company began capitalizing costs.

Travel and entertainment expenses were $60 for the three months ended March 31, 2022, compared to $1,696 for the three months ended March 31, 2021. This decrease in travel and entertainment expenses was due to less travel.

Computer and internet expenses were $4,450 for the three months ended March 31, 2022 as compared to $1,194 for the three months ended March 31, 2021. This increase was due to a new web service.

Office supplies and expenses were $1,580 for the three months ended March 31, 2022, compared to $1,158 for the three months ended March 31, 2021.

Rent expenses were $2,188 for the three months ended March 31, 2022, compared to $1,917 for the three months ended March 31, 2021. This increase in rent expense was due to the Company entering into a new office lease in April/May of 2021.

Other operating expenses were $1,183 for the three months ended March 31, 2022 as compared to $1,159 for the three months ended March 31,2021.

As a result of the foregoing, the Company experienced a net loss from operations of $275,915 in the three months ended March 31, 2022 compared to a net loss from operations of $93,264 in the three months ended March 31, 2021.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2022, the Company raised $97,500 for the operations of the Company through the unregistered sale of 1,150,000 shares of restricted common stock. In addition, the Company raised $50,000 for the operations of the Company by way of 2,000,000 recorded as “shares to be issued”, and issued 4,000,000 shares that had previously been recorded as “shares to be issued”. In addition, the Company issued 300,000 shares for officers and directors shares previously disclosed as “shares to be issued.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended March 31, 2022, but not reported.

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

CYBERLOQ TECHNOLOGIES, INC.

By:
Christopher Jackson
Date:May 16, 2022		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:
Date:May 16, 2022		Enrico Giordano, Director

By:
Date:May 16, 2022		Leon Hurst, Director

By:
Date:May 16, 2022		Christopher Jackson, Director

By:
Date:May 16, 2022		Rex Schuette, Director

