Form 10-Q
period 2022-06-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2022-08-15
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of the date of this filing, there were 101,164,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 132 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended June 30, 2022

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$16,813	$54,295
Deposits and prepaids	19,782	210,208
Total Current Assets	36,595	264,503

Fixed Assets
Cyberloq platform	136,610	-
Total Fixed Assets	136,610	-

Total Assets	$173,205	$264,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$61,967	$43,560
Accrued interest	39,016	26,420
Note Payable – Stockholders	35,000	45,000
Note Payable – Related Party	150,000	150,000
Loan payable – SBA	2,088	-
Common stock settlement liability	326,667	-
Total Current Liabilities	6,14,738	264,980

Long Term Liabilities
SBA Loan Payable	31,237	34,550
Loan payable – Related Party	50,000	-
Common stock settlement liability	163,333	-
Total Long Term Liabilities	244,570	34,550

Total Liabilities	$859,308	$299,530

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 97,664,754 and 82,754,515 shares issued and outstanding, respectively	$97,665	$82,755
Preferred Stock $0.001 per value – 30,000 shares authorized; 20,000 and 30,000 issued and outstanding, respectively	20	30
Shares to be redeemed	(490,000)	-
Treasury stock	(50,000)	-
Shares to be Issued: 4,850,000 and 8,200,000 common shares respectively	199,686	392,900
Additional Paid in Capital	$6,466,327	$5,743,362
Accumulated Deficit	(6,909,801)	(6,254,074)
Total Stockholders’ Equity	(686,103)	(35,027)

Total Liabilities and Stockholders’ Equity	$173,205	$264,503

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$1,104	$939	$1,404	$600
Total Revenue	1,104	939	1,404	600

Operational Expense
Sales Commissions	-	-	-	785
Professional Fees	133,643	115,515	340,397	131,311
Research	-	435	-	2,155
Officer’s Compensation	45,000	67,500	105,000	135,000
Travel and Entertainment	691	70	751	1,766
Rent	2,332	2,737	4,521	4,654
Computer and Internet	7,187	3,534	11,637	4,728
Office Supplies and Expenses	695	2,990	2,274	4,148
Other Operating Expenses	1,001	4,904	2,185	6,063
Total Operating Expenses	190,549	197,685	466,765	290,610

Loss from Operations	(189,445)	(197,746)	(465,361)	(290,010)

Other Income (Expense)
Interest	(8,361)	(5,229)	(17,282)	(10,400)
Loss on settlement of payables	-	-	-	(4,218)
Loss on settlement with officer	-	-	(18,086)	-
Loss on settlement of debt	(105,000)	-	(105,000)
Amortization of debt discount	(50,000)	-	(50,000)
Total Other Income (Expenses)	(163,361)	(5,229)	(190,368)	(14,618)

Provision for Income Taxes	-	-

Net Loss	$(352,806)	$(201,975)	$(655,729)	$(304,628)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	86,536,549	75,594,515	83,403,216	74,211,182

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2021 to June 30, 2022

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Common Stock to be	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Redeemed	Deficit	Total
Balance as of December 31, 2020	74,044,515	$74,046		$130,140	30,000	$30	$4,652,123	$	$-	$(5,166,362)		$(310,023)

Common stock for cash	250,000	250					19,750					20,000

Common stock subscribed	1,600,000	1,600		(62,640)			70,258					9,218

Common stock for officer’s fees	600,000	600		(67,500)			66,900					-

Stock subscription				93,000							93,000

Net loss for the quarter ended March 31, 2021										(102,653)		(102,653)

Balance as of March 31, 2021	76,494,515	$76,496	-	$93,000	30,000	$30	$4,809,031			$(5,269,016)	$(290,459)

Common stock issued for cash	2,050,000	2,050					207,950					210,000

Common stock issued for services	1,000,000	1,000					429,000					430,000

Common stock to be issued for services				107,500								107,500

Net loss for quarter ending June 30, 2021										(201,975)		(201,975)

Balance June 30, 2021	79,544,515	79,546		200,500	30,000	30	5,445,981			(5,470,991)		255,066

Common stock issued for cash	435,000	435					49,765					50,200

Common stock issued for services	25,000	25					4,600					4,625

Net loss for quarter ending September 30, 2021										(285,738)		(285,738)

Balance September 30, 2021	80,004,515	80,006		200,500	30,000	30	5,500,346			(5,756,729)		24,153

Common stock issued for cash	2,600,000	2,600					207,400					210,000

Common stock issued for services	150,000	150					35,615					35,765

Common stock to be issued				100,000							100,000

Common stock to be issued for officers’ fees				92,400								92,400

Net loss from quarter ending December 31, 2021										(497,345)		(497,345)

Balance December 31, 2021	82,754,515	82,756		392,900	30,000	30	5,743,361			(6,254,074)	(35,027)

Common stock issued for cash	1,150,000	1,150		60,000			36,350					97,500

Common stock issued for services	1,298,701	1,298					98,702				100,000

Common stock to be issued	6,000,000	6,000		(100,000)			144,000				50,000

Common stock issued for officer’s fees	300,000	300		(92,400)			92,100

Stock redeemed for officers’ settlement								(50,000)	(490,000)		(540,000)

Preferred stock redeemed for officers settlement					(10,000)	(10)						(10)

Net loss for quarter ending March 31, 2022										(302,921)	(302,921)

Balance March 31, 2022	91,503,216	$91,504		260,500	$20,000	$20	$6,114,513	$(50,000)	$(490,000)	$(6,556,995)		$(630,458)

Common stock issued for cash	4,161,538	4,161		(113,000)			163,814					54,975

Common stock issued for settlement of debt	2,000,000	2,000					138,000					140,000

Common stock to be issued for convertible debt				52,186								52,186

Retirement of convertible debt							50,000					50,000

Net loss for quarter ending June 30, 2022										(352,806)		(352,806)

Balance, June 30, 2022	97,664,754	$97,665	-	$199,686	20,000	$20	$6,466,327	$(50,000)	$(490,000)	$(6,909,801)		$(686,103)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2022	2021
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(655,729)	$(304,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	50,000	-
Stock Compensation	289,375	62,708
Loss on settlement of payables	-	4,218
Loss on settlement with officer and director	18,086	-
Loss on settlement of debt	105,000	-
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	-	(300)
Decrease (increase) in deposits and prepaids	1,051	(1,415)
Increase (decrease) in accounts payable and accrued expenses	313	(32,330)
Increase (decrease) in accrued interest	14,782	10,400
Net Cash Used in Operating Activities	(177,122)	(261,347)

INVESTING ACTIVITIES
Internal Software Development	(136,610)	-
Net cash provided by (used) in investing activities	(136,610)	-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	202,475	230,000
Proceeds from Common Stock to be Issued	-	93,000
Repayment of Note Principal	(1,225)	-
Proceeds from Note Payable	125,000	10,000
Repurchase of common stock	(50,000)	-
Net Cash Provided by Financing Activities	276,250	333,000

Net Increase (Decrease) in Cash and Equivalents	(37,482)	71,653
Cash and Equivalents at Beginning of the Period	54,295	26,741
Cash and Equivalents at End of the Period	$16,813	$98,394

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for prepaid expense	$100,000	$537,500
Common stock issued for accrued expense	$-	$5,000
Common stock to be redeemed	$490,000	$-
Common stock issued for note payable	$35,000	$-
Common stock to be issued for note payable	$52,186	$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of June 30, 2022, and December 31, 2021, the Company had no deposits in excess of federally-insured limits.

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

During the six months ended June 30, 2022 and 2021, we capitalized $136,610 and zero, respectively, of development costs for the CyberloQ platform and we expensed zero and $2,155, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company’s began capitalizing software costs which totaled $136,610 as of June 30, 2022.

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

As of June 30, 2022, and December 31, 2021, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the six-months ended June 30, 2022 and 2021 were $0 and $2,920, respectively.

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

At June 30, 2022 and December 31, 2021, the Company has no warrants or options outstanding.

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

In May, 2022, the Company signed an addendum to the 12-month lease above to extend it for an additional year at a rate of $719 per month.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	June 30, 2022	December 31, 2021
Cyberloq platform	$136,610	$-
Software and computer equipment	-	-
Less: accumulated amortization	-	-
Impairment expense	-	-

Fixed assets, net	$136,610	$-

Amortization expense was $0 and $0 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $6,909,801 as of June 30, 2022 that includes a loss of $655,729 for the six months ended June 30, 2022. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – SETTLEMENT AGREEMENT

On February 28, 2022, the Company signed a Separation and Release of Claims Agreement with an employee, officer and director of the Company. The terms of the agreement are as follows:

●	The employee resigned from the Company’s Board of Directors
●	The employee resigned his position as an officer of the Company, and his employment agreement was terminated
●	The employee assigned and transferred 10,000 shares of preferred stock to be canceled and extinguished by the Company. A loss of $10 was recorded
●	The Company will pay the $50,000 as a severance payment. This was paid on the date of the agreement and a loss of $18,076 was recorded
●	The Company and the employee entered into a Common Stock Redemption Agreement by which the Company will purchase 5,400,000 shares of the Company’s common stock owned by the employee at $0.10 per share for a total of $540,000. The Company repurchased 500,000 for $50,000 at the date of the agreement and recorded a settlement liability of $490,000.

○	Payments under the Common Stock Redemption Agreement are as follows:

Date	Amount	Shares Redeemed
02/28/22	$50,000	500,000
09/01/22	163,333	1,633,333
03/01/23	163,333	1,633,333
09/01/23	163,333	1,633,334
	$540,000	5,400,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 200,000,000 shares of $.001 par value common stock authorized as of June 30, 2022 and December 31, 2021.

During the quarter ended June 30, 2022, the Company received $55,000 in payment for 1,100,000 shares of common stock; recorded as “shares to be issued” 2,600,000 shares of common stock for the conversion of $50,000 of convertible debt and $2,186 of accrued interest; issued 2,000,000 for shares previously disclosed as “shares to be issued” and issued 2,000,000 shares for the settlement of debt of $35,000, which resulted in a loss of $105,000.

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

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the six month period ended June 30, 2022 the Company repaid $1,225.

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

In May, 2022, the Company signed an addendum to the 12-month lease above to extend it for an additional year at a rate of $719 per month

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	June 30, 2022	December 31, 2021
Notes payable – stockholders	$35,000	$45,000
Notes payable – related parties	$200,000	$150,000

Notes Payable - Stockholders

On April 26, 2021, the Company entered into a promissory note with a stockholder in the amount of $10,000 with a maturity date of May 1, 2023. The note bears interest of 12.5% computed on a 365-day year. The Company is required to begin making monthly payments in the amount of $937.50 on May 1, 2022, continuing through April 1, 2023. The Company may prepay the note on or before May 1, 2022 by paying a prepayment penalty of $1,250.

On June 1, 2022, the Company entered into a promissory note with a stockholder in the amount of $25,000 with a maturity date of June 3, 2023. The note bears interest of 12% computed on a 365-day year. The Company may prepay the note at any time.

On June 28, 2022, the stockholder settled that note, as well a prior note in the amount of $10,000 into 2,000,000 shares of common stock.

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

On February 23, 2022, the Company received a convertible debt note from a different director in the amount of $50,000, with an interest rate of 12%, because of the convertible nature of the note a beneficial conversion was recorded as a debt discount in the amount of $50,000. The maturity date for the loan is July 5, 2022. On June 25, 2022, this note was converted into 2,600,000 shares of common stock, which were recorded as “shares to be issued” and the debt discount was fully amortized.

NOTE 9 – SUBSEQUENT EVENTS

On July 13, 2022, the Company issued 2,600,000 shares pursuant to a noteholder’s election to convert a convertible note in the orignal principal amount of $50,000.

On July 22, 2022, the Company issued 2,000,000 for cash of $40,000.

On July 15, 2022, the Company entered into an agreement with a vendor to provide testing of the Company’s software. The Company prepaid $37,600 on the contract.

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

CyberloQ is a multi-factor authentication (MFA) fraud prevention technology that is offered to institutional clients in order to combat fraudulent transactions and unauthorized access to customer (digital assets) accounts. Through the use of a customer’s smart-phone, CyberloQ uses its proprietary MFA system to control access to a bank card(s), websites, databases, or other digital services. The API applications for CyberloQ are being developed, and will be implemented during our initial launch sequence.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2022, the Company’s assets were $173,205 compared to $264,503 in assets as of December 31, 2021. The change in the Company’s financial condition can be attributed to a decrease in prepaid expense from $210,208 to $19,782 and an increase in fixed assets of $136,610.

As of June 30, 2022, the Company’s liabilities were $859,308 compared to $299,530 in liabilities as of December 31, 2021. This change in the Company’s financial condition was due to an increase of $18,407 in accounts payable and accrued expenses, along with an increase of $12,596 in accrued interest, a decrease in loan payable stockholders of $10,000, a decrease in loan payable related party of $100,000 and an increase in common stock settlement liability of $490,000.

Net cash used in operating activities for the six-month period ending June 30, 2022 was $177,122 compared to $261,347 for 2021. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. At June 30, 2022, there was $289,375  in stock compensation; $18,086 in loss  on settlement with an officer and director;$50,000 in amortization of debt discount and $105,000 in loss on settlement of debt

Net cash used by investing activities was $136,610 for the six months ended June 30, 2022 as compared to $0 for 2021.

Net cash provided by financing activities was $276,250 for the six months ended June 30, 2022 as compared to $333,000 for 2021.

The Company had gross revenue of $1,404 for the six months ended June 30, 2022 compared to gross revenue of $600 for the six months ended June 30, 2021, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2022. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Company revenue was $1,404 for the six months ended June 30, 2022 as opposed to $600 for the six months ended June 30, 2021.

The Company’s operating expenses were $466,765 for the six months ended June 30, 2022 as opposed to $290,610 for the six months ended June 30, 2021. This increase in operating expenses was primarily driven by an increase in professional fees along with a small increase in computer and internet expenses.

An increase in professional fees was the primary driver of this increase in the Company’s operating expenses. Professional fees were $340,397 for the six months ended June 30, 2022, compared to $131,311 for the six months ended June 30, 2021. This increase in professional fees was due to increased consulting services as a result of increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands.

Computer and internet expenses were $11,637 for the six months ended June 30, 2022 as compared to $4,728 for the six months ended June 30, 2021. This increase was due to increased web hosting costs.

The Company also experienced decreases in certain categories of expenses as follows.

Officers’ compensation was $105,000 for the six months ended June 30, 2022 as compared to $135,000 for the six months ended June 30, 2021. This decrease was due to the Company only having two officers as of February 28, 2022 instead of three.

Other operating expenses were $2,185 for the six months ended June 30, 2022 as compared to $6,063 for the six months ended June 30, 2021.

Research was $0 for the three months ended June 30, 2022 as compared to $2,155 for the six months ended June 30, 2021. Research was $0 for the six months ended June 30, 2022 as the Company began capitalizing costs.

Office supplies and expenses were $2,274 for the six months ended June 30, 2022, compared to $4,148 for the six months ended June 30, 2021.

Travel and entertainment expenses were $751 for the six months ended June 30, 2022, compared to $1,766 for the six months ended June 30, 2021. This decrease in travel and entertainment expenses was due to less travel.

Finally, there were no material changes in the Company’s rent and sales commission expenses in the first six months of 2022 as compared to the first six months of 2022.

As a result of the foregoing, the Company experienced a net loss from operations of $465,361 in the six months ended June 30, 2022 compared to a net loss from operations of $290,010 in the six months ended June 30, 2021.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Company revenue was $1,104 for the three months ended June 30, 2022 as opposed to $939 for the three months ended June 30, 2021.

The Company’s operating expenses were $190,549 for the three months ended June 30, 2022 as opposed to $197,685 for the three months ended June 30, 2021.

The Company experienced increases in certain categories of expenses as follows.

Professional fees were $133,643 for the three months ended June 30, 2022, compared to $115,515 for the three months ended June 30, 2021. This increase in professional fees was due to increased consulting services as a result of increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands.

Computer and internet expenses were $7,187 for the three months ended June 30, 2022 as compared to $3,534 for the three months ended June 30, 2021. This increase was due to increased web hosting costs.

The Company also experienced decreases in certain categories of expenses as follows.

Officers’ compensation was $45,000 for the three months ended June 30, 2022 as compared to $67,500 for the three months ended June 30, 2021. This decrease was due to the Company only having two officers as of February 28, 2022 instead of three.

Other operating expenses were $695 for the three months ended June 30, 2022 as compared to $2,990 for the three months ended June 30, 2021.

Office supplies and expenses were $1,001 for the three months ended June 30, 2022, compared to $4,904 for the three months ended June 30, 2021.

Finally, there were no material changes in the Company’s rent, sales commission, research and travel and entertainment expenses in the first three months of 2022 as compared to the first three months of 2022.

As a result of the foregoing, the Company experienced a net loss from operations of $189,445 in the three months ended June 30, 2022 compared to a net loss from operations of $197,746 in the three months ended June 30, 2021.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second three months of 2022, the Company raised $55,000 for the operations of the Company through the unregistered sale of 1,100,000 shares of restricted common stock. In addition, the Company issued 4,000,000 shares pursuant to a noteholder’s election to convert a convertible note.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended June 30, 2022, but not reported.

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: August 15, 2022		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Enrico Giordano
Date: August 15, 2022		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: August 15, 2022		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: August 15, 2022		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: August 15, 2022		Rex Schuette, Director

