Form 10-K
period 2022-12-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2023-03-29
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of the date of this filing, there were 119,689,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 139 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 93,366,391 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was approximately $4,668,320.

CyberloQ Technologies, Inc.

FORM 10-K

For The Year Ended December 31, 2022

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

Company History

CyberloQ Technologies Inc. (“CLOQ”, ‘We” or the “Company”) was incorporated in Nevada on February 5, 2008 as Advanced Credit Technologies, Inc. The Company changed its name to CyberloQ Technologies, Inc. on November 20, 2019. The Company has never been the subject of any bankruptcy, receivership or similar proceeding. The Company has never been involved in any material reclassification, merger, or consolidation.

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

CyberloQ is a MFA ( Multi Factor Authentication ) protocol technology that is offered to institutional clients in order to combat fraudulent transactions and unauthorized access to customer accounts and or any digital asset. Through the use of a customer’s smart-phone, CyberloQ uses a multi-factor authentication system to control access to a bank card, transaction type or amount, website, database or digital service. The mobile applications for CyberloQ have been built, and have been successfully integrated into the banking ecosystem. The Company has also updated the entire infrastructure, UI/UX and streamlined the deliverable services per strategic partnerships with clients in multiple channels in order to increase the scalability of the original platform.

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

The Company’s corporate office is located at 4837 Swift Road Suite 210-1 Sarasota, FL 34231, and our telephone number is 612-961-4536. Rent is $766 per month including phone and internet.

The Company does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently a party to one legal proceeding pending in the Superior Court of New Jersey entitled Mark Carten v. Cyberloq Technologies, Inc. (UNN-L-3456-22). The Plaintiff is the Company’s former Chief Technology Officer, and the employee’ complaint alleges that the Company breached the February 28, 2022 separation and common stock redemption agreements, seeking an unspecified amount of monetary damages as well as a judgment of specific performance for the company to purchase the remaining shares of common stock owned by the employee. The Company believes that the employee’s claims have no merit and intends to defend itself vigorously.

The Company is not currently a party to any other legal proceedings, nor is the Company a party to any administrative proceedings.

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

Our common stock currently trades on the OTC Bulletin Board under the symbol “CLOQ.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal years 2022 and 2021, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2022 was $0.05 per share. As of December 31, 2022, there were 139 shareholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	Fiscal Year 2022		Fiscal Year 2021
	High	Low	High	Low

First Quarter	$0.12	$0.05	$0.50	$0.05

Second Quarter	$0.08	$0.05	$0.49	$0.13

Third Quarter	$0.12	$0.03	$0.32	$0.09

Fourth Quarter	$0.05	$0.03	$0.20	$0.08

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2022, total assets were $341,118 compared to $264,503 in assets as of December 31, 2021. The Company’s fixed assets increased from $0 to $283,240 due to the capitalization of the CyberloQ Platform, while the Company’s prepaid expense decreased from $210,208 to $53,811 due to the Company’s continued amortization of the prior issuance of 1,250,000 shares of stock to consultants that are being amortized over the one-year length of the contracts on a straight-line basis. In addition, the Company’s cash assets were $4,067 as of December 31, 2022 as opposed to $54,295 as of December 31, 2021.

As of December 31, 2022, liabilities were $324,132 compared to $299,530 in liabilities as of December 31, 2021. This increase the Company’s liabilities was due to increases in accounts payable and accrued expenses of $12,762, and convertible debt of $60,000 and accrued interest of $21,317 partially offset by a decrease of loans from stockholders of $10,000 and long term note payable of $2,100.

Net cash used in operating activities for 2022 was $371,963 compared to net cash used in operating activities for 2021 of $664,596. Cash provided by or used by operating activities is driven by our net loss, which was approximately $108,600 less than 2021, and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for 2022 include stock compensation of $350,643 and loss on settlement of debt of $195,216.

Net cash used by investing activities for 2022 was $283,240 and was due to the Company capitalizing development costs for the CyberloQ platform.

Net cash provided by financing activities was $604,975 for 2022 as compared to $692,150 for 2021. Specifically, proceeds from common stock issuance were $422,075 for 2022 as compared to $490,200 for 2021, and proceeds from common stock to be issued was $50,000 for 2022 as compared to $193,000 for 2021. Conversely, proceeds from notes payable were $125,000 for 2022 compared to $22,500 for 2021.

The Company had operating revenue of $2,671 in 2022 and is currently reliant on its ability to raise additional capital and/or debt to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2023. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional debt and/or capital in order to continue its operations.

Results of Operations for the Years Ended December 31, 2022 and 2021

The Company experienced a net loss of $979,048 for 2022 compared to net loss of $1,087,712 for 2021.

There was no material change in the Company’s service revenue. Service revenue was $2,671 for 2022 in comparison to $197 for 2021.

This decrease in the Company’s net loss was primarily due to decreases in research and development expenses and offers’ compensation expense and professional fees.

Research and development expenses were $0 in 2022, compared to $180,063 in 2021. This decrease in research expenses was due to the Company beginning to capitalize the cost of development of the CyberloQ platform.

Officers’ compensation expense was $207,000 in 2022 as compared to $370,400 in 2021. This decrease was due to the Company only having two officers instead of three for the majority of 2022.

Professional fees were $424,503 in 2022, compared to $468,449 in 2021. This decrease in professional fees was due to decreased consulting services and accounting services.

The foregoing drivers of the decrease in the Company’s net loss for 2022 were partially offset by an increase in the Company’s computer an internet expense.

Computer and internet expenses were $24,796 in 2022 as compared to $10,859 in 2021. This increase was due to additional hosting costs associated with the Company’s private blockchain product.

For 2022, there were no material changes in office expenses and supplies, rent expense, travel and entertainment, office supplies and other operating expenses as compared to 2021.

In summary, total revenue was $2,671 for 2022, and the Company is currently reliant on its ability to raise additional debt and/or capital to continue execution of its business plan to move forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2023 will be highly-dependent upon the Company’s ability to enter into material revenue contracts with customers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 in accordance with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There exists no information required to be disclosed in a report on Form 8-K during the three-month period ended December 31, 2022, but not reported.

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

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Enrico Giordano	64	Vice President & Director	Inception
Leon Hurst	55	Director	February 2020
Christopher Jackson	58	President, Sec., Treas. & Director	Inception
Rex Schuette	73	Director	September 2017

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.

(c) Identification of certain significant employees.

As of December 31, 2022, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

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

Rex Schuette. Mr. Schuette’s vast experience and knowledge in the financial services sector will be instrumental in guiding the Company forward with its banking relationships. Mr. Schuette was an Executive Vice President and Chief Financial Officer of United Community Banks, Inc. (“United”) for 16 years until his recent retirement in May of 2017. United is one of the largest full-service banks in the Southeast region of the United States, with over 168 offices and over $11 billion in assets at his retirement. While at United, Mr. Schuette managed and directed all accounting, financial and reporting activities for the company, and was also responsible for mergers and acquisitions, investor relations, strategic and capital planning. Prior to his time at United, Mr. Schuette spent 16 years at State Street Corporation, a global financial services company, where he served as the company’s Senior Vice President and Chief Accounting Officer. Mr. Schuette has also served as the Chief Financial Officer of Bank One (Lead Bank), Deputy Comptroller of Harris Trust Savings Bank, and Assistant Controller of the National Bank of Detroit. The knowledge and experience that Mr. Schuette brings to the Board will be an important and strategic component of the Company’s continued growth in the banking industry, both domestically and abroad.

(f) Involvement in certain legal proceedings.

None.

(g) Promoters and control persons.

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, we believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2022.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company’s executive officers.

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards	Non- Equity Inctv. Plan Comp	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson	2022	$90,000	$		$6,000	(1)	$-	$-	$-	$-	$96,000
President, Secretary, Treasurer & Director (PEO & PFO)	2021	$90,000		$8,000	$30,800	(1)	$-	$-	$-	$-	$128,800
Mark Carten	2022	$15,000		$-		$(1)	$-	$-	$-	$-	$15,000
CTO & Director	2021	$90,000		$-	$30800	(1)	$-	$-	$-	$-	$120,800
Enrico Giordano	2022	$90,000		$-	$6,000	(1)	$-	$-	$-	$-	$96,000
VP & Director	2021	$90,000		$-	$30,800	(1)	$-	$-	$-	$-	$120,800

(1) The employment contracts for Christopher Jackson and Enrico Giordano provide that so long as they are in continuous service to the Company, on each annual anniversary date of their employment agreements they shall be issued 100,000 shares of the Company’s common stock as an annual bonus.

(2) On February 28, 2022, Mark Carten resigned from his officer position with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company’s executive officers as of December 31, 2022.

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

(1) The employment contracts for Enrico Giordano and Christopher Jackson include performance incentive stock options based upon the Company meeting certain performance conditions that can potentially result in the issuance of stock option awards of up to 5,000,000 shares each in the event that the Company reaches certain performance goals. Specifically, Enrico Giordano and Christopher Jackson each shall be entitled to receive ten (10) stock option awards of 500,000 shares of the Company’s common stock each, upon the Company achieving certain milestones (the “ISO Awards”). The first ISO Award will vest upon the Company achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional ISO Award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue up to a total of 5,000,000 shares each.

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

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of the date of filing, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 119,689,754 beneficially owned shares of common stock outstanding as of the date of filing, and 20,000 beneficially owned shares of preferred stock outstanding on the date of filing. The address of each director and executive officer listed below is c/o CyberloQ Technologies, Inc., 4837 Swift Road Suite 210-1 Sarasota, FL 34231.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Leon Hurst	5,248,363	4.4%	0	0%

Directors & Officers	Enrico Giordano(1)	5,400,000	4.5%	10,000	50.00%

Directors & Officers	Christopher Jackson(1)	5,900,000	4.9%	10,000	50.00%

Directors & Officers	Rex Schuette	8,675,000	7.3%	0	0%

	Officers & Directors as a group (4 persons)	25,223,363	21.1%	20,000	100%

5% Shareholders	Neil Berman	7,275,000	6.1%	0	0%

5% Shareholders	Frederick Andrieni Jr	7,250,000	6.1%	0	0%

The preferred shareholders vote together with the common stock as a single class and the holders of the preferred stock are entitled to 5,000 votes per share.

(1) The employment contracts for Christopher Jackson and Enrico Giordano include performance incentive stock options based upon the Company meeting certain performance conditions that can potentially result in the issuance of stock option awards of up to 5,000,000 shares each in the event that the Company reaches certain performance goals. Specifically, Christopher Jackson and Enrico Giordano each shall be entitled to receive ten (10) stock option awards of 500,000 shares of the Company’s common stock each, upon the Company achieving certain milestones (the “ISO Awards”). The first ISO Award will vest upon the Company achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional ISO Award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue up to a total of 5,000,000 shares each. The shares vest at 110% of the average closing bid price and must be exercised within five (5) years of the vesting date.

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2022, the Company had equity compensation plans with Christopher Jackson and Enrico Giordano. A summary table of the potential share issuances based upon these plans is set forth below:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	10,000,000	*	4,800,000
Equity Compensation Plans Not Approved by Security Holders	0	n/a	0
Total	10,000,000	*	4,800,000

* The 10,000,000 in options set forth in the above table are exercisable at 110% of the average of the closing bid price for the ten days preceding the Company’s achievement of each performance goal and must be exercised within five(5) years of the vesting date.

The employment contracts for Christopher Jackson and Enrico Giordano all include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2021 or 2022, and it is unknown whether or not the Company will meet the requisite performance conditions in 2023. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue. At December 31, 2022 and 2021, none of these options have been issued. On February 28, 2022, Mark Carten resigned from his officer position with the Company and is no longer eligible for the equity compensation plan.

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

On December 31, 2021, the Company entered into a loan modification agreement with the director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of January 1, 2024. Payments of $50,000 plus interest are due to be paid each calendar quarter beginning on July 1, 2023. On September 30, 2022, the Company entered into a second loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning July 1, 2023.

On September 20, 2021, the Company approved a loan of $12,500 from a director to the Company. The interest rate is 0% and the maturity date is October 1, 2021. The Company paid this loan in full in October 2021.

On February 23, 2022, the Company received a loan from a director in the amount of $50,000, with an interest rate of 12%. The maturity date for the loan is April 9, 2022. On September 30, 2022 the Company entered into a Loan Modification Agreement with the director extending the maturity date of this note to January 2, 2023. On December 31, 2022, this note principal of $50,000 and accrued interest of $4,784 was converted into 2,900,000 shares of common stock.

On February 23, 2022, the Company received a convertible debt note from a different director in the amount of $50,000, with an interest rate of 12%, because of the convertible nature of the note a beneficial conversion was recorded as a debt discount in the amount of $50,000. The maturity date for the loan is July 5, 2022. On June 25, 2022, this note was converted into 2,600,000 shares of common stock, which were recorded as “shares to be issued” and the debt discount was fully amortized. The 2,600,000 shares were issued during the quarter ended September 30, 2022.

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

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2021 and December 31, 2022. All services provided by the Company’s independent registered accounting firm have been reviewed and approved by the Company’s Board of Directors.

	2022	2021
Audit Fees	$30,250	$25,250
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$30,250	$25,250

PART IV

ITEM 15.	EXHIBITS

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: March 29, 2023		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Enrico Giordano
Date: March 29, 2023		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: March 29, 2023		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: March 29, 2023		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: March 29, 2023		Rex Schuette, Director

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cyberloq Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyberloq Technologies, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit since inception and continuing net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Equity Transactions (Note 5 to the financial statements)

Description of the Critical Audit Matter

The Company’s evaluation of common shares issuances involves complexity and judgement in applying the relevant accounting standards when auditing management’s conclusions on the classification and recognition of equity transactions upon issuance.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s calculation and recording of common share issuances included the following:

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of considerations of the underlying share issuances during the year, including the classification with respect to the terms and in considering applicable generally accepted accounting standards.
●	We read the applicable agreements and compared the key terms to management’s analysis of the transaction.
●	We read, evaluated, and tested the reasonableness of management’s calculation utilized in the determination of common shares issued.
●	We evaluated whether management had appropriately considered new information that could significantly change the measurement or disclosure of common shares, and evaluated the disclosures related to the financial statement impacts of the transactions.
●	We reviewed current and subsequent period accounting records and third-party documentation to identify unrecorded equity transactions.

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 29, 2023

CyberloQ Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$4,067	$54,295
Deposits and prepaids	53,811	210,208
Total Current Assets	57,878	264,503

Fixed Assets
Cyberloq platform	283,240	-
Total Fixed Assets	283,240

Total Assets	$341,118	$264,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$56,322	$43,560
Accrued interest	47,737	26,420
Note Payable – Stockholders	35,000	45,000
Notes Payable–Related Party	150,000	150,000
Convertible debt – Stockholders, net	2,623	-
Loan payable – SBA	2,088	-
Total Current Liabilities	293,770	264,980

Long Term Liabilities
SBA Loan Payable	30,362	34,550
Total Long-Term Liabilities	30,362	34,550

Total Liabilities	324,132	299,530

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock: $0.001 par value,200,000,000 shares authorized; 119,089,754 and 82,754,515 shares issued and outstanding, respectively	$119,090	$82,755

Series A Preferred Stock $0.001 per value –30,000 shares authorized; 20,000 and 30,000 issued and outstanding, respectively	20	30

Shares to be Issued:2,450,000 and 8,200,000 common shares, respectively	149,186	392,900

Treasury stock	(50,000)	-

Additional Paid in Capital	$7,031,812	$5,743,362

Accumulated Deficit	(7,233,122)	(6,254,074)

Total Stockholders’ Equity	16,986	(35,027)

Total Liabilities and Stockholders’ Equity	$341,118	$264,503

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Revenue
Service Revenue	$2,671	$197
Total Revenue	2,671	197

Operating Expenses
Professional Fees	424,503	468,449
Research	-	180,063
Officer’s Compensation	207,000	370,400
Travel and Entertainment	1,011	1,766
Rent	9,117	9,031
Computer and Internet	24,796	10,859
Office Supplies and Expenses	5,848	6,608
Other Operating Expenses	12,733	13,494
Total Operating Expenses	685,008	1,060,670

Loss from Operations	(682,337)	(1,060,473)

Other Income (Expense)
Interest	(30,786)	(20,896)
Loss on settlement of payable	-	(6,343)
Loss on settlement with officer	(18,086)	-
Loss on settlement of debt	(195,216)	-
Amortization of debt discount	(52,623)
Total Other Income (Expense)	(296,711)	(27,239)

Provision for Income Taxes	-	-

Net Loss	$(979,048)	$(1,087,712)

Loss per common share-Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	98,649,370	78,428,682

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and December 31, 2021

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Common Stock To be	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Redeemed	Deficit	Total
Balance as of December 31, 2020	74,044,515	$74,046	-	$130,140	30,000	$30	$4,652,123	$-	$-	$(5,166,362)	$(310,023)
Proceeds from Issuance of Common Stock	5,335,000	5,335		100,000			484,865			-	590,200

Common stock issued for services	1,175,000	1,175					469,215			-	470,390

Common stock issued for stock subscription	1,600,000	1,600		(62,640)			70,258			-	9,218

Common stock for officers’ fees	600,000	600		(67,500)			66,900				-

Common stock to be issued for services				107,500							107,500

Stock subscription				93,000							93,000

Common stock to be issued for officers’ fees				92,400							92,400

Net loss for period ended December 31, 2021	-	-	-	-	-	-	-	-		(1,087,712)	(1,087,712)

Balance as of December 31, 2021	82,754,515	$82,756	-	$392,900	30,000	$30	$5,743,361	-	-	$(6,254,074)	$(35,027)

Common stock issued for cash	26,136,540	26,136	-	(163,314)			611,439				474,261

Common stock issued for services	2,398,701	2,398					147,412				149,810

Common stock issued for settlement of debt	7,500,000	7,500					327,500				335,000

Common stock issued for officers’ fees	300,000	300		(92,400)			92,100				-

Common stock to be issued officers’ fees				12,000							12,000

Retirement of convertible debt							50,000				50,000

Stock redeemed for officers’ settlement								(50,000)	(490,000)		(540,000)

Preferred stock redeemed for officers’ settlement					(10,000)	(10)					(10)

Reversal of common stock redeemed for officers’ settlement									490,000		490,000

Beneficial conversion feature of convertible debt							60,000				60,000

Net loss for period ended December 31, 2022										(979,048)	(979,048)

Balance, as of December 31, 2022	119,089,754	$119,090	-	$149,186	20,000	$20	$7,031,812	$(50,000)	$-	$(7,233,122)	$16,986

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and December 31, 2021

	2022	2021

OPERATING ACTIVITIES
Net loss	$(979,048)	$(1,087,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	52,623	-
Stock compensation	350,643	460,708
Loss on settlement with officer and director	18,086	-
Loss on settlement of debt	195,216	-
Loss on settlement of payables		6,343
Change in Operating Assets and Liabilities:
Accounts receivable		-
Deposits and prepaids	(32,436)	(2,051)
Accounts payable and accrued expenses	(5,335)	(62,780)
Accrued interest	28,288	20,896
Net Cash Used by Operating Activities	(371,963)	(664,596)

INVESTING ACTIVITIES
Internal Software Development	(283,240)	-
Net Cash Used by Investing Activities	(283,240)	-

FINANCING ACTIVITIES
Proceeds from Common Stock Issuance	422,075	490,200
Proceeds from common stock to be issued	50,000	193,000
Repayment of note principal	(2,100)	(13,550)
Proceeds from note payable	125,000	22,500
Proceeds from convertible debt	60,000
Repurchase of common stock	(50,000)	-
Net Cash Provided by Financing Activities	604,975	692,150

Net Increase (Decrease) in Cash and Equivalents	(50,228)	27,554
Cash and Equivalents at Beginning of the Period	54,295	26,741
Cash and Equivalents at End of the Period	$4,067	$54,295

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$2,500	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for note payable	$141,970	$-
Stock issued from to be issued	$53,000	$130,140
Common stock issued for prepaid expense	$119,260	$537,500
Common stock issued for accounts payable	$-	$5,000
Beneficial conversion feature	$110,000	$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2022 and 2021, the Company had no deposits in excess of federally-insured limits.

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

During the years ended December 31, 2022 and 2021, we capitalized $283,240 and zero, respectively, of development costs for the CyberloQ platform and we expensed zero and $180,063, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,735. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq secure solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company’s began capitalizing CyberloQ platform development costs which totaled $283,240 as of December 31, 2022.

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09 or ASC 606). The adoption of ASC 606 resulted in changes to the Company’s accounting policies for revenue recognition previously recognized under ASC 605 (Legacy GAAP), as detailed below. However, since the Company had minimal revenue prior to adopting ASC 606, this policy change had no effect on any financial statements from prior periods, thus no adjustments have been made to any prior periods related to the adoption of ASC 606.

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

The revenue derived from the CyberloQ banking fraud technology products are comprised of two components. First, there is a development and customization fee paid to the Company to integrate CyberloQ with the banking institution or program manager’s ecosystem in order to add the CyberloQ authentication to the bank’s payment cards, website or digital service. This fee is customarily paid in multiple payments based upon the Company reaching certain milestones as set forth in the scope of work for each customer. Since completion of a milestone is subject to each customer’s approval, there are significant judgments involved in the determination of timing and satisfaction of performance obligations and the payments are recognized as revenue upon the completion of each milestone. Second, revenue from user fees are accrued monthly based on the number of individual cards and/or services used each month.

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

As of December 31, 2022 and December 31, 2021, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2022 and 2021 was $8,418 and $5,920, respectively.

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

Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the FASB ASC 260-10, “Earnings Per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potential common shares are not included in the computation of fully diluted earnings per share if their effect is antidilutive.

At December 31, 2022 and 2021, the Company had no warrants or options outstanding, 3,000,000 convertible debt shares that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding.

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

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	December 31, 2022	December 31, 2021
CyberloQ platform	$283,240	$-
Software and computer equipment	$-	736,500
Less: Accumulated depreciation	-	(414,675)
Impairment expense	-	(321,735)
Property and equipment, net	$283,240	$-

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

The Company has incurred losses since Inception resulting in an accumulated deficit of $7,233,122 as of December 31, 2022 that includes a loss of $979,048 for the year ended December 31, 2022. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – SETTLEMENT AGREEMENT AND RELATED LAWSUIT

On February 28, 2022, the Company signed a Separation and Release of Claims Agreement with an employee, officer and director of the Company. The terms of the agreement are as follows:

●	The employee resigned from the Company’s Board of Directors
●	The employee resigned his position as an officer of the Company, and his employment agreement was terminated
●	The employee assigned and transferred 10,000 shares of preferred stock to be canceled and extinguished by the Company. A loss of $10 was recorded
●	The Company will pay the $50,000 as a severance payment. This was paid on the date of the agreement and a loss of $18,076 was recorded; and
●	The Company and the employee entered into a Common Stock Redemption Agreement by which the Company will purchase 5,400,000 shares of the Company’s common stock owned by the employee at $0.10 per share for a total of $540,000. The Company repurchased 500,000 for $50,000 at the date of the agreement and recorded a settlement liability of $490,000.

○	Payments under the Common Stock Redemption Agreement are as follows:

Date	Amount	Shares Redeemed
02/28/22	$50,000	500,000
09/01/22	163,333	1,633,333
03/01/23	163,333	1,633,333
09/01/23	163,333	1,633,334
09/13/22 Termination of Agreement	$(540,000)	(5,400,000)
Balance as of 09/30/22	$-	-

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

In November of 2022, the employee initiated a lawsuit currently pending in the Superior Court of New Jersey entitled Mark Carten v. Cyberloq Technologies, Inc. (UNN-L-3456-22). The employee’s lawsuit alleges that the Company breached the February 28, 2022 separation and common stock redemption agreements, and seeks an unspecified amount of monetary damages as well as a judgment of specific performance for the company to purchase the remaining shares of common stock owned by the employee. The Company believes that the employee’s claims have no merit and intends to defend itself vigorously.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 200,000,000 shares of $.001 par value common stock authorized as of December 31, 2022 and had 200,000,000 shares of $.001 par value common stock authorized as of December 31, 2021.

During 2022, the Company received $474,261 in payment for 26,136,540 shares of common stock; issued 2,398,701 shares of common stock for services valued at $149,810; issued 7,500,000 shares of common stock for settlement of debt and accrued interest of $335,000, which resulted in a loss of $195,216; issued 300,000 shares to officers and directors, previously recorded as “to be issued”. Also, the Company recorded $12,000 for 200,000 shares of common stock as “to be issued” for officers’ compensation for 2022.

During 2021, the Company received $193,000 in payment for 8,000,000 shares of common stock that were recorded as “shares to be issued,” received $490,200 in payment for 5,335,000 shares of common stock; issued 1,000,000 shares of common stock to the Company’s Advisory Board for future services valued at $482,500, (shares were recorded as prepaid expense and are being expensed over the term of the 12-month contract). Additionally, the Company: issued 175,000 shares of common stock for services valued at $82,390; issued 1,600,000 shares of common stock that had previously been recorded as “shares to be issued”; and, issued 600,000 shares of common stock for officers’ compensation previously recorded as “shares to be issued”. Also, the Company recorded $92,400 for 300,000 shares of common stock as “to be issued” for officers’ compensation for 2021.

Treasury Stock

The Company entered into a settlement agreement with a prior employee, officer and director resulting in treasury stock of 500,000 shares valued at $50,000. See Note 4

Preferred Stock

The Company did not have any preferred stock prior to 2017. In April of 2017, the Company amended its articles of incorporation to create a new class of stock designated Series A Super Voting Preferred Stock (the “Series A Preferred Stock”) consisting of thirty-thousand (30,000) shares at par value of $0.001 per share. Certain rights, preferences, privileges and restrictions were established for the Series A Preferred Stock as follows: (a) the amount to be represented in stated capital at all times for each share of Series A Preferred Stock shall be its par value of $0.001 per share; (b) except as otherwise required by law, holders of shares of Series A Preferred Stock shall vote together with the common stock as a single class and the holders of Series A Preferred Stock shall be entitled to five-thousand (5,000) votes per share of Series A Preferred Stock; and (c) in the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of assets of the Corporation to the holders of the common stock, the original purchase price paid for the Series A Preferred Stock. All 30,000 shares of the Series A Preferred Stock were issued in 2017. On February 28, 2022, the 10,000 Series A Preferred Stock held by Mark Carten were redeemed by the Company and returned to treasury.

NOTE 6 – SBA EIDL Loan and Grant

On June 9, 2020, the Company received a 3.75% Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years with monthly payments of $174. During 2022, the Company repaid $2,100.

Payment Obligations

Amount

2023	2,088
2024	2,088
2025	2,088
2026	2,088
2027 to 2050	24,098

Total	$32,450

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Party and Stockholders Notes Payable

The following is a summary of related party and stockholder notes payable:

	For the Years Ended
	December 31, 2022	December 31, 2021
Notes payable – stockholder	$35,000	$45,000
Convertible debt - stockholders	$60,000	$0
Notes payable - related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of December 31, 2022, the payments due have not been extended and the Company plans to repay the note in 2023.

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

Convertible Notes - Stockholders

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

On June 28, 2022, the two above notes were settled into 2,000,000 shares of common stock.

On December 8, 2022, the Company entered into a convertible promissory note with a stockholder in the amount of $30,000. The note bears interest of 12.0% computed on a 365-day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (December 20, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented beneficial conversion feature. The beneficial conversion with an intrinsic value of $30,000 at December 8, 2022 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On December 14, 2022, the Company entered into a convertible promissory note with a stockholder in the amount of $30,000. The note bears interest of 12.0% computed on a 365-day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (December 16, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented an beneficial conversion feature. A beneficial conversion with an intrinsic value of $30,000 at December 14, 2022 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

Notes Payable - Related Parties

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

On February 23, 2022, the Company received a loan from a director in the amount of $50,000, with an interest rate of 12%. The maturity date for the loan is April 9, 2022. On September 30, 2022 the Company entered into a Loan Modification Agreement with the director extending the maturity date of this note to January 2, 2023. On December 31, 2022, this note principal of $50,000 and accrued interest of $4,784 was converted into 2,900,000 shares of common stock.

On February 23, 2022, the Company received a convertible debt note from a different director in the amount of $50,000, with an interest rate of 12%, because of the convertible nature of the note a beneficial conversion was recorded as a debt discount in the amount of $50,000. The maturity date for the loan is July 5, 2022. On June 25, 2022, this note was converted into 2,600,000 shares of common stock, which were recorded as “shares to be issued” and the debt discount was fully amortized. The 2,600,000 shares were issued during the quarter ended September 30, 2022.

NOTE 9 – INCOME TAXES

At December 31, 2022, the Company had available federal net operating loss carry forwards to reduce future taxable income. The amount available was approximately $6,511,422 for federal purposes. The federal net operating loss carry forwards begin to expire in 2029. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the net operating loss carry forwards. Accordingly, the Company has recognized a valuation allowance that offsets the deferred tax asset for this benefit.

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

The provision for Federal income tax consists of the following:

	For the Year Ended December 31,
	2022	2021
Federal income tax benefit attributable to:
Net operating loss	$174,140	$92,909
Less: valuation allowance	$(174,140)	$(92,909)
Provision for Federal tax benefit	$-	$-

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

	For the Year Ended December 31,
	2022	2021
Deferred tax assets attributable to:
Net operating loss carryover	$1,367,399	$1,177,845
Less: valuation allowance	$(1,367,399)	$(1,177,845)
Net deferred tax assets	$-	$-

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

NOTE 10 – SUBSEQUENT EVENTS

On January 13, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of January 13, 2024. At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time.

On January 19, 2023, the Company revised the employment contracts for Christopher Jackson and Enrico Giordano to remove the annual stock award of 100,000 shares of the Company’s common stock.

On February 2, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $10,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of January 13, 2024. At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time.

On February 3, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $100,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of January 13, 2024. At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time.

On February 10, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of January 13, 2024. At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time.

On February 15, 2023, the Company issued 100,000 shares of common stock for cash of $4,000.

On February 23, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $20,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of January 13, 2024. At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time.

On February 23, 2023, the Company issued 1,000,000 shares of common stock for cash of $40,000.

The employment contracts for Christopher Jackson and Enrico Giordano will be revised sometime in the next reporting cycle, either in the next formal filing, or as a subsequent event.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

