Form 10-Q
period 2023-06-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2023-08-04
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number: 333-170132

CYBERLOQ TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-170132	26-2118480
(Commission File Number)	(IRS Employer Identification No.)

4837 Swift Road Suite 210-1 Sarasota FL	34231
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612)961-4536

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLOQ	OTC QB

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

As of the date of this filing, there were 120,439,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 139 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended June 30, 2023

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash	$23,359	$4,067
Deposits and prepaids	79,397	53,811
Total Current Assets	102,756	57,878

Fixed Assets
Cyberloq platform	589,931	283,240
Total Fixed Assets	589,931	283,240

Total Assets	$692,687	$341,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$24,666	$56,322
Accrued interest	77,202	47,737
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders, net	159,873	2,623
Loan payable - SBA	2,088	2,088
Total Current Liabilities	448,829	293,770

Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	479,191	324,132

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 120,939,754 and 119,089,754 shares issued and outstanding, respectively	120,940	119,090

Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be Issued: 2,450,000 and 2,450,000 common shares respectively	149,186	149,186
Additional Paid in Capital	7,596,712	7,031,812
Accumulated Deficit	(7,603,362)	(7,233,122)
Total Stockholders’ Equity	213,496	16,986

Total Liabilities and Stockholders’ Equity	$692,687	$341,118

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$-	$1,104	$993	$1,404
Total Revenue	-	1,104	993	1,404

Operational Expense
Professional Fees	18,489	133,643	52,308	340,397
Officer’s Compensation	45,000	45,000	90,000	105,000
Travel and Entertainment	2,157	691	2,713	751
Rent	2,449	2,332	4,747	4,521
Computer and Internet	4,782	7,187	8,330	11,637
Office Supplies and Expenses	4,232	695	5,377	2,274
Other Operating Expenses	16,359	1,001	27,700	2,185
Total Operating Expenses	93,468	190,549	191,175	466,765

Loss from Operations	(93,468)	(189,445)	(190,182)	(465,361)

Other Income (Expense)
Interest	(18,311)	(8,361)	(30,307)	(17,282)
Amortization of debt discount	(101,948)	(50,000)	(149,750)	(50,000)
Loss on settlement of debt	-	(105,000)	-	(105,000)
Loss on settlement with officer	-	-	-	(18,086)
Total Other Income (Expenses)	(120,259)	(163,361)	(180,057)	(190,368)

Provision for Income Taxes	-	-	-	-

Net Loss	$(213,727)	$(352,806)	$(370,239)	$(655,729)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01

Weighted Average Number of Common Shares Outstanding Basic and diluted	120,773,087	86,536,549	120,939,754	83,403,216

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2022 to June 30, 2023

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Common Stock to be	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Redeemed	Deficit	Total

Balance December 31, 2021	82,754,515	82,756	-	392,900	30,000	30	5,743,361	-		(6,254,074)	(35,027)

Common stock issued for cash	1,150,000	1,150	-	60,000	-	-	36,350			-	97,500

Common stock issued for services	1,298,701	1,298	-	-	-	-	98,702			-	100,000

Common stock to be issued	6,000,000	6,000	-	(100,000)	-	-	144,000			-	50,000

Common stock issued for officer’s fees	300,000	300	-	(92,400)	-	-	92,100			-	-

Stock redeemed for officers’ settlement				-				(50,000)	(490,000)	-	(540,000)

Preferred stock redeemed for officers settlement					(10,000)	(10)					(10)

Net loss for quarter ending March 31, 2022	-	-	-	-	-	-	-			(302,921)	(302,921)

Balance March 31, 2022	91,503,216	$91,504	-	260,500	$20,000	$20	$6,114,513	$(50,000)	$(490,000)	$(6,556,995)	$(630,458)

Common stock issued for cash	4,161,538	4,161	-	(113,000)	-	-	163,814	-	-	-	54,975

Common stock issued for debt	2,000,000	2,000	-	-	-	-	138,000	-	-	-	140,000

Common stock to be issued	-	-	-	52,186	-	-	-	-	-	-	52,186

Retirement of convertible debt	-	-	-	-	-	-	50,000	-	-	-	50,000

Net loss for quarter ending June 30, 2022	-	-	-	-	-	-	-	-	-	(352,806)	(352,806)

Balance, June 30, 2022	97,664,754	$97,665	-	$199,686	20,000	$20	$6,466,327	$(50,000)	$(490,000)	$(6,909,801)	$(686,103)

Common stock issued for cash	12,225,000	12,225	-	(62,500)	-	-	260,275	-	-	-	210,000

Common stock to be issued	-	-	-	50,000	-	-	-	-	-	-	50,000

Common stock issued for officer’s fees	-	-	-	12,000	-	-	-	-	-	-	12,000

Common stock redeemed for officers’ settlement	-	-	-	-	-	-	-	-	490,000	-	490,000

Net loss for quarter ending September 30, 2022	-	-	-	-	-	-	-	-	-	(117,829)	(117,829)

Balance, September 30, 2022	109,889,754	$109,890	-	$199,186	20,000	$20	$6,726,602	$(50,000)	$-	$(7,027,630)	$(41,932)

Common stock issued for cash	5,200,000	5,200	-	(50,000)	-	-	54,400	-	-	-	9,600

Common stock issued for services	1,100,000	1,100	-	-	-	-	48,710	-	-	-	49,810

Common stock issued for convertible debt	2,900,000	2,900	-	-	-	-	142,100	-	-	-	145,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	60,000	-	-	-	60,000

Net loss for quarter ending December 31, 2022	-	-	-	-	-	-	-	-	-	(205,492)	(205,492)

Balance, December 31, 2022	119,089,754	$119,090	-	$149,186	20,000	$20	$7,031,812	$(50,000)	$-	$(7,233,122)	16,986

Common stock issued for cash	1,100,000	1,100	-	-	-	-	42,900	-	-	-	44,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	222,500	-	-	-	222,500

Net loss for quarter ending March 31, 2023	-	-	-	-	-	-	-	-	-	(156,513)	(156,513)

Balance, March 31, 2023	120,189,754	$120,190	-	$149,186	20,000-	$20	$7,297,212	$(50,000)	$-	$(7,389,638)	$126,973

Common stock issued for cash	750,000	750	-	-	-	-	24,500	-	-	-	25,250

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	275,000	-	-	-	275,000

Net loss for period ended June 30, 2023										(213,727)	(213,727)

Balance, June 30, 2023	120,939,754	$120,940	-	$149,186	-	$20	$7,596,712	(50,000)	-	$(7,603,362)	$213,496

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six months Ended June 30,

	2023	2022
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(370,239)	$(655,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	149,750	50,000
Stock Compensation	-	289,375
Loss on settlement with officer and director	-	18,086
Loss on settlement of debt	-	105,000
Change in Operating Assets and Liabilities:
Decrease (increase) in deposits and prepaids	(25,586)	1,051
Increase (decrease) in accounts payable and accrued expenses	(31,657)	313
Increase (decrease) in accrued interest	29,465	14,782
Net Cash Used in Operating Activities	(248,267)	(177,122)

INVESTING ACTIVITIES
Software	(306,691)	(136,610)
Net cash provided by (used) in investing activities	(306,691)	(136,610)

FINANCING ACTIVITIES
Proceeds from sale of common stock issuance	69,250	202,475
Proceeds from sale of common stock to be issued
Repayment of note principal	-	(1,225)
Proceeds from note payable	-	125,000
Proceeds from convertible debt	505,000	-
Repurchase of common stock	-	(50,000)
Net Cash Provided by Financing Activities	574,250	276,250

Net Increase (Decrease) in Cash and Equivalents	19,292	(37,482)
Cash and Equivalents at Beginning of the Period	4,067	54,295
Cash and Equivalents at End of the Period	$23,359	$16,813

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$668	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Beneficial conversion feature	$497,500	$
Common stock issued for prepaid expense	$-	$100,000
Common stock to be redeemed	$-	$490,000
Common stock issued for note payable	$-	$35,000
Common stock to be issued for note payable	$-	$52,186

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of June 30, 2023, and December 31, 2022, the Company had no deposits in excess of federally-insured limits.

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

During the six months ended June 30, 2023 and 2022, we capitalized $306,691 and $136,610, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company’s began capitalizing software costs which totaled $589,931 as of June 30, 2023.

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

As of June 30, 2023, and December 31, 2022, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended June 30, 2023 and 2022 were $0 and $0, respectively.

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

At June 30, 2023 and December 31, 2022, the Company has no warrants or options outstanding, and had 28,250,000 and 3,000,000 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

In May, 2022, the Company signed an addendum to the 12-month lease above to extend it for an additional year at a rate of $719 per month.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	June 30, 2023	December 31, 2022
Cyberloq platform	$589,931	$283,240
Software and computer equipment	-	-
Less: accumulated amortization	-	-
Impairment expense	-	-

Fixed assets, net	$589,931	$283,240

Amortization expense was $0 and $0 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $7,603,362 as of June 30, 2023 that includes a loss of $370,239 for the six months ended June 30, 2023. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – SETTLEMENT AGREEMENT

On February 28, 2022, the Company signed a Separation and Release of Claims Agreement with an employee, officer and director of the Company. The terms of the agreement are as follows:

●	The employee resigned from the Company’s Board of Directors
●	The employee resigned his position as an officer of the Company, and his employment agreement was terminated
●	The employee assigned and transferred 10,000 shares of preferred stock to be canceled and extinguished by the Company. A loss of $10 was recorded
●	The Company will pay the $50,000 as a severance payment. This was paid on the date of the agreement and a loss of $18,076 was recorded
●	The Company and the employee entered into a Common Stock Redemption Agreement by which the Company will purchase 5,400,000 shares of the Company’s common stock owned by the employee at $0.10 per share for a total of $540,000. The Company repurchased 500,000 for $50,000 at the date of the agreement and recorded a settlement liability of $490,000.

○	Payments under the Common Stock Redemption Agreement are as follows:

Date	Amount	Shares Redeemed
02/28/22	$50,000	500,000
09/01/22	163,333	1,633,333
03/01/23	163,333	1,633,333
09/01/23	163,333	1,633,334
9/13/22 Termination of Agreement	$(540,000)	(5,400,000)
Balance as of 9/30/22	—

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 200,000,000 shares of $.001 par value common stock authorized as of June 30, 2023 and December 31, 2022.

During the quarter ended June 30, 2023, the Company received $25,250 in payment for 750,000 shares of common stock.

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

On February 28, 2022, the 10,000 Series A Preferred Stock held by Mark Carten were redeemed by the Company and returned to treasury.

NOTE 6 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the six months ended June 30, 2023 the Company paid $700 in interest.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	June 30, 2023	December 31, 2022
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	565,000	60,000
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of June 30, 2023, the payments due have not been extended and the Company plans to repay the notes in 2023.

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

Convertible Notes - Stockholders

	June 30, 2023	December 31, 2022

Principal	$565,000	$60,000
Beneficial Conversion Feature	(557,500)	(60,000)
Amortization of Debt Discount	152,373	2,623
Convertible Debt - Stockholders, net	$159,873	$2,623

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

On April 4, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (April 4, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $50,000 at April 4, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On May 17, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $45,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (May 17, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $45,000 at May 17, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On May 17, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $30,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (May 17, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $30,000 at May 17, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On June 2, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (June 2, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $50,000 at June 2, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On June 5, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $100,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (June 5, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $100,000 at June 5, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

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

NOTE 9 – SUBSEQUENT EVENTS

On August 1, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (August 3, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $50,000 at August 1, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On August 2, 2023 the Company received $10,000 for a stock subscription for 200,000 shares of common stock.

On August 3, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $30,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (August 3, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $30,000 at August 3, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

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

CyberloQ is a MFA (Multi Factor Authentication) protocol technology that is offered to institutional clients in order to combat fraudulent transactions and unauthorized access to customer accounts and or any digital asset. Through the use of a customer’s smart-phone, CyberloQ uses a multi-factor authentication system to control access to a bank card, transaction type or amount, website, database or digital service. The mobile applications for CyberloQ have been built, and have been successfully integrated into the banking ecosystem. The Company has also updated the entire infrastructure, UI/UX and streamlined the deliverable services per strategic partnerships with clients in multiple channels in order to increase the scalability of the original platform.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2023, the Company’s assets were $692,687 compared to $341,118 in assets as of December 31, 2022. The change in the Company’s financial condition can be attributed to an increase in prepaid expense from $53,811 to $79,397 and an increase in fixed assets of $306,691.

As of June 30, 2023, the Company’s liabilities were $479,191 compared to $324,132 in liabilities as of December 31, 2022. This change in the Company’s financial condition was due to a decrease of $31,656 in accounts payable and accrued expenses, along with an increase of $29,465 in accrued interest, and an increase in convertible debt of $157,250,net of beneficial conversion costs.

Net cash used in operating activities for the six-month period ending June 30, 2023 was $248,267 compared to $177,122 for 2022. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. At June 30, 2023, there was $149,750 in amortization of debt discount.

Net cash used by investing activities was $306,691 for the six months ended June 30, 2023 as compared to $136,610 for 2022.

Net cash provided by financing activities was $574,250 for the six months ended June 30, 2023 as compared to $276,250 for 2022.

The Company had gross revenue of $993 for the six months ended June 30, 2023 compared to gross revenue of $1,404 for the six months ended June 30, 2022, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2023. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Company revenue was $993 in the six months ended June 30, 2023 as compared to $1,404 for the six months ended June 30, 2022.

The Company’s operating expenses were $191,175 for the six months ended June 30, 2023 as compared to $466,765 for the six months ended June 30, 2022. This decrease in operating expenses was primarily due to a decrease in professional fees which were $52,308 for the six months ended June 30, 2023, compared to $340,397 for the six months ended June 30, 2022. This decrease in professional fees was due to the fact that in the first six months ended June 30, 2022 the Company had increased professional fees in increased consulting services related to increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands.

In addition, the Company experienced changes in expense categories as noted below.

Officers’ compensation was $90,000 for the six months ended June 30, 2023 as compared to $105,000 for the six months ended June 30, 2022. This decrease was due to the Company only having two officers as of February 28, 2022 instead of three.

Computer and internet expenses were $8,330 for the six months ended June 30, 2023 as compared to $11,637 for the six months ended June 30, 2022.

Other operating expenses were $27,700 for the six months ended June 30, 2023 as compared to $2,185 for the six months ended June 30,2022. This increase in other operating expenses was due to up listing fees paid in the first and second quarters to OTC Markets.

Office supplies and expenses were $5,377 for the six months ended June 30, 2023, compared to $2,274 for the six months ended June 30, 2022.

Travel and entertainment expenses were $2,713 for the six months ended June 30, 2023, compared to $751 for the six months ended June 30, 2022.

Finally, there was no material changes in the Company’s rent expense in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

As a result of the foregoing, the Company experienced a net loss from operations of $190,182 in the six months ended June 30, 2023 compared to a net loss from operations of $465,361 in the six months ended June 30, 2022.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Company revenue was $0 in the three months ended June 30, 2023 as compared to $1,104 for the three months ended June 30, 2022.

The Company’s operating expenses were $93,468 for the three months ended June 30, 2023 as compared to $190,549 for the three months ended June 30, 2022. This decrease in operating expenses was primarily due to a decrease in professional fees which were $18,489 for the three months ended June 30, 2023, compared to $133,643 for the three months ended June 30, 2022. This decrease in professional fees was due to the fact that in the three months ended June 30, 2022 the Company had increased professional fees in increased consulting services related to increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands.

In addition, the Company experienced changes in expense categories as noted below.

Computer and internet expenses were $4,782 for the three months ended June 30, 2023 as compared to $7,187 for the three months ended June 30, 2022.

Other operating expenses were $16,359 for the three months ended June 30, 2023 as compared to $1,001 for the three months ended June 30,2022. This increase in other operating expenses was due to up listing fees paid in the first and second quarters to OTC Markets.

Office supplies and expenses were $4,232 for the three months ended June 30, 2023, compared to $695 for the three months ended June 30, 2022.

Travel and entertainment expenses were $2,157 for the three months ended June 30, 2023, compared to $691 for the three months ended June 30, 2022.

Finally, there were no material changes in the Company’s rent and officers’ compensation expenses in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

As a result of the foregoing, the Company experienced a net loss from operations of $93,468 in the three months ended June 30, 2023 compared to a net loss from operations of $189,445 in the three months ended June 30, 2022.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of 2023, the Company raised $69,250 for the operations of the Company through the unregistered sale of 1,8500,000 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the six-months ended June 30, 2023, but not reported.

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

Date: August 4, 2023

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date: August 4, 2023

By:	/s/ Leon Hurst
Leon Hurst, Director

Date: August 4, 2023

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date: August 4, 2023

By:	/s/ Rex Schuette
Rex Schuette, Director

Date: August 4, 2023

