Form 10-Q
period 2023-09-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2023-11-06
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of the date of this filing, there were 121,639,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 140 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended September 30, 2023

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash	$45,799	$4,067
Deposits and prepaids	21,375	53,811
Total Current Assets	67,174	57,878

Fixed Assets
Cyberloq platform	833,217	283,240
Website	5,000	-
Total Fixed Assets	838,217	283,240

Total Assets	$905,391	$341,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$34,315	$56,322
Accrued interest	104,318	47,737
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders, net	333,509	2,623
Loan payable - SBA	2,088	2,088
Total Current Liabilities	659,230	293,770

Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	689,592	324,132

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 121,139,754 and 119,089,754 shares issued and outstanding, respectively	121,140	119,090

Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be Issued: 2,450,000 and 2,450,000 common shares respectively	149,186	149,186
Additional Paid in Capital	7,881,512	7,031,812
Accumulated Deficit	(7,886,059)	(7,233,122)
Total Stockholders’ Equity	215,799	16,986

Total Liabilities and Stockholders’ Equity	$905,391	$341,118

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$-	$1,683	$993	$3,087
Total Revenue	-	1,683	993	3,087

Operational Expense
Professional Fees	17,181	34,192	69,489	374,589
Officer’s Compensation	52,500	57,000	142,500	162,000
Travel and Entertainment	226	126	2,939	877
Rent	2,413	2,298	7,160	6,819
Computer and Internet	5,937	6,679	14,266	18,316
Office Supplies and Expenses	2,038	2,643	7,415	4,918
Other Operating Expenses	1,127	9,726	28,827	11,910
Total Operating Expenses	81,422	112,664	272,596	579,429

Loss from Operations	(81,422)	(110,981)	(271,603)	(576,342)

Other Income (Expense)
Interest	(27,639)	(6,848)	(57,947)	(24,129)
Amortization of debt discount	(173,636)	-	(323,386)	(50,000)
Loss on settlement of debt	-	-	-	(105,000)
Loss on settlement with officer	-	-	-	(18,086)
Total Other Income (Expenses)	(201,275)	(6,848)	(381,333)	(197,215)

Provision for Income Taxes	-	-	-	-

Net Loss	$(282,697)	$(117,829)	$(652,936)	$(773,557)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01

Weighted Average Number of Common Shares Outstanding Basic and diluted	121,073,087	104,639,754	120,556,421	95,069,241

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2022 to September 30, 2023

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Common Stock to be	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Redeemed	Deficit	Total

Balance December 31, 2021	82,754,515	$82,756	-	$392,900	30,000	$30	$5,743,361	$-	$	$(6,254,074)	$(35,027)

Common stock issued for cash	1,150,000	1,150	-	60,000	-	-	36,350			-	97,500

Common stock issued for services	1,298,701	1,298	-	-	-	-	98,702			-	100,000

Common stock to be issued	6,000,000	6,000	-	(100,000)	-	-	144,000			-	50,000

Common stock issued for officer’s fees	300,000	300	-	(92,400)	-	-	92,100			-	-

Stock redeemed for officers’ settlement				-				(50,000)	(490,000)	-	(540,000)

Preferred stock redeemed for officers settlement					(10,000)	(10)					(10)

Net loss for quarter ending March 31, 2022	-	-	-	-	-	-	-			(302,921)	(302,921)

Balance March 31, 2022	91,503,216	$91,504	-	260,500	$20,000	$20	$6,114,513	$(50,000)	$(490,000)	$(6,556,995)	$(630,458)

Common stock issued for cash	4,161,538	4,161	-	(113,000)	-	-	163,814	-	-	-	54,975

Common stock issued for debt	2,000,000	2,000	-	-	-	-	138,000	-	-	-	140,000

Common stock to be issued	-	-	-	52,186	-	-	-	-	-	-	52,186

Retirement of convertible debt	-	-	-	-	-	-	50,000	-	-	-	50,000

Net loss for quarter ending June 30, 2022	-	-	-	-	-	-	-	-	-	(352,806)	(352,806)

Balance, June 30, 2022	97,664,754	$97,665	-	$199,686	20,000	$20	$6,466,327	$(50,000)	$(490,000)	$(6,909,801)	$(686,103)

Common stock issued for cash	12,225,000	12,225	-	(62,500)	-	-	260,275	-	-	-	210,000

Common stock to be issued	-	-	-	50,000	-	-	-	-	-	-	50,000

Common stock issued for officer’s fees	-	-	-	12,000	-	-	-	-	-	-	12,000

Common stock redeemed for officers’ settlement	-	-	-	-	-	-	-	-	490,000	-	490,000

Net loss for quarter ending September 30, 2022	-	-	-	-	-	-	-	-	-	(117,829)	(117,829)

Balance, September 30, 2022	109,889,754	$109,890	-	$199,186	20,000	$20	$6,726,602	$(50,000)	$-	$(7,027,630)	$(41,932)

Common stock issued for cash	5,200,000	5,200	-	(50,000)	-	-	54,400	-	-	-	9,600

Common stock issued for services	1,100,000	1,100	-	-	-	-	48,710	-	-	-	49,810

Common stock issued for convertible debt	2,900,000	2,900	-	-	-	-	142,100	-	-	-	145,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	60,000	-	-	-	60,000

Net loss for quarter ending December 31, 2022	-	-	-	-	-	-	-	-	-	(205,492)	(205,492)

Balance, December 31, 2022	119,089,754	$119,090	-	$149,186	20,000	$20	$7,031,812	$(50,000)	$-	$(7,233,122)	16,986

Common stock issued for cash	1,100,000	1,100	-	-	-	-	42,900	-	-	-	44,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	222,500	-	-	-	222,500

Net loss for quarter ending March 31, 2023	-	-	-	-	-	-	-	-	-	(156,513)	(156,513)

Balance, March 31, 2023	120,189,754	$120,190	-	$149,186	20,000-	$20	$7,297,212	$(50,000)	$-	$(7,389,638)	$126,973

Common stock issued for cash	750,000	750	-	-	-	-	24,500	-	-	-	25,250

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	275,000	-	-	-	275,000

Net loss for period ended June 30, 2023										(213,727)	(213,727)

Balance, June 30, 2023	120,939,754	$120,940	-	$149,186	20,000	$20	$7,596,712	(50,000)	-	$(7,603,362)	$213,496

Common stock issued for cash	200,000	200	-	-	-	-	9,800	-	-	-	10,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	275,000	-	-	-	275,000

Net loss for period ended September 30, 2023	-	-	-	-	-	-	-	-	-	(282,697)	(282,697)

Balance, September 30, 2023	121,139,754	$121,140	-	$149,186	20,000	$20	$7,881,512	$50,000	-	$7,886,059	$215,799

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine months Ended September 30,

	2023	2022
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(652,936)	$(773,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	323,386	50,000
Stock Compensation	-	318,042
Loss on settlement with officer and director	-	18,086
Loss on settlement of debt	-	105,000
Change in Operating Assets and Liabilities:
Decrease (increase) in deposits and prepaids	32,436	(57,349)
Increase (decrease) in accounts payable and accrued expenses	(22,008)	(21,617)
Increase (decrease) in accrued interest	56,581	21,631
Net Cash Used in Operating Activities	(262,541)	(339,764)

INVESTING ACTIVITIES
Software	(549,977)	(211,760)
Website	(5,000)	-
Net cash provided by (used) in investing activities	(554,977)	(211,760)

FINANCING ACTIVITIES
Proceeds from sale of common stock issuance	79,250	412,475
Proceeds from sale of common stock to be issued	-	50,000
Repayment of note principal	-	(1,575)
Proceeds from note payable	-	125,000
Proceeds from convertible debt	780,000	-
Repurchase of common stock	-	(50,000)
Net Cash Provided by Financing Activities	859,250	535,900

Net Increase (Decrease) in Cash and Equivalents	41,732	(15,624)
Cash and Equivalents at Beginning of the Period	4,067	54,295
Cash and Equivalents at End of the Period	$45,799	$38,671

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$1,223	$-
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Beneficial conversion feature	$772,500	$-
Common stock issued for prepaid expense	$-	$100,000
Common stock issued for note payable	$-	$35,000
Common stock to be issued for note payable	$-	$52,186

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of September 30, 2023, and December 31, 2022, the Company had no deposits in excess of federally-insured limits.

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

During the nine months ended September 30, 2023 and 2022, we capitalized $549,977 and $211,760, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the period ended September 30, 2023 the Company began capitalizing website development costs, which totaled $5,000.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $833,217 as of September 30, 2023.

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

The Company derives its revenue from development, customization and user fees for the CyberloQ banking fraud technology products, including CyberloQ Vault, and from licensing fees for the API Licensing fees and TurnScor product.

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

License fees generated by the API licensing fees and nonexclusive licensing of the Company’s TurnScor product are accrued monthly.

As of September 30, 2023, and December 31, 2022, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended September 30, 2023 and 2022 were $84 and $8,418, respectively.

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

At September 30, 2023 and December 31, 2022, the Company has no warrants or options outstanding, and had 44,500,000 and 3,000,000 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

In May, 2022, the Company signed an addendum to the 12-month lease above to extend it for an additional year at a rate of $719 per month.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	September 30, 2023	December 31, 2022
Cyberloq platform	$833,217	$283,240
Website	5,000	-
Software and computer equipment	-	-
Less: accumulated amortization	-	-

Fixed assets, net	$838,217	$283,240

Amortization expense was $0 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $7,886,059 as of September 30, 2023 that includes a loss of $652,936 for the nine months ended September 30, 2023. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – SERVICES AGREEMENT

On September 25, 2023, the Company entered into a Services Agreement with QRails, Inc to integrate the features of CyberloQ® and its multi-factor security protocol into QRails’ processing platform. As a result of the integration, anyone who has their card processing services through QRails will have the option to utilize the features of CyberloQ in conjunction with their card programs. The agreement also includes the integration of CyberloQ into the card network of XTM, Inc. Under the terms of the Agreement, the Company will pay $100,000 to QRails for scoping and planning, and integration payable in two installments. The first installment was paid at signing in the amount of $50,000 and was capitalized on the balance sheet. The second installment was paid on October 15, 2023 in the amount of $50,000. Additionally, QRails will pay a monthly API licensing fee in the amount of $5,000 beginning October 30, 2023 and ending on April 30, 2024.

NOTE 5 – SETTLEMENT AGREEMENT

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 200,000,000 shares of $.001 par value common stock authorized as of September 30, 2023 and December 31, 2022.

During the quarter ended September 30, 2023, the Company received $10,000 in payment for 200,000 shares of common stock.

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

On February 28, 2022, the 10,000 Series A Preferred Stock held by Mark Carten were redeemed by the Company and returned to treasury.

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the nine months ended September 30, 2023 the Company paid $1,223 in interest.

Payment Obligations

Amount

2023	2,088
2024	2,088
2025	2,088
2026	2,088
2027 to 2050	24,098

Total	$32,450

NOTE 8 – COMMITMENTS

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	September 30, 2023	December 31, 2022
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	840,000	60,000
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of September 30, 2023, the payments due have not been extended and the Company plans to repay the notes in 2023.

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

Convertible Debt - Stockholders

	September 30, 2023	December 31, 2022

Principal	$840,000	$60,000
Beneficial Conversion Feature	(832,500)	(60,000)
Amortization of Debt Discount	326,009	2,623
Convertible Debt - Stockholders, net	$333,509	$2,623

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

On August 2, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (August 2, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $50,000 at August 2, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

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

On August 18, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $45,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (August 18, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $45,000 at August 18, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On August 24, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $150,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (August 24, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $150,000 at August 24, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

Notes Payable - Related Parties

On September 20, 2021, the Company received a promissory note from a director in the amount of $12,500, with an interest rate of 0% and a maturity date of October 20, 2021. This note was repaid on October 8, 2021.

On December 31, 2021, the Company entered into a loan modification agreement with a director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of April 1, 2023. The Company was required to pay an extension penalty in the amount of $2,500. On September 30, 2022, the Company entered into a second loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning December 1, 2023.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 11, 2023, the Company entered into five convertible promissory notes with stockholders in the amount of $10,000, each. The notes bear interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company. At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the notes represents a beneficial conversion feature. A beneficial conversion with an intrinsic value of $10,000 at October 11, 2023 was determined for each note by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loans.

On October 23, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company. At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $50,000 at October 23, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On October 21, 2023, the Company received $40,000 for the purchase of 800,000 shares of common stock.

On October 26, 2023, the Company received $10,000 for the purchase of 200,000 shares of common stock.

On October 30, 2023, the Company received $40,000 for the purchase of 800,000 shares of common stock.

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

CyberloQ is a MFA (Multi Factor Authentication) protocol technology that is offered to institutional clients in order to combat fraudulent transactions and unauthorized access to customer accounts or any digital asset. Through the use of a customer’s smart-phone, CyberloQ uses a multi-factor authentication system to control access to a bank card, transaction type or amount, website, database or digital service. The mobile applications for CyberloQ have been built, and have been successfully integrated into the banking ecosystem. The Company has also updated the entire infrastructure, UI/UX and streamlined the deliverable services per strategic partnerships with clients in multiple channels in order to increase the scalability of the original platform.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of September 30, 2023, the Company’s assets were $905,391 compared to $341,118 in assets as of December 31, 2022. The change in the Company’s financial condition can be primarily attributed to an increase in fixed assets of $554,977 due to the Company beginning to capitalize its software development costs as of January 1, 2022, which totaled $833,217 as of September 30, 2023. In addition, there was a decrease in prepaid expense from $53,811 to $21,375, and an increase in cash from $4,067 to $45,799.

As of September 30, 2023, the Company’s liabilities were $689,592 compared to $324,132 in liabilities as of December 31, 2022. This change in the Company’s financial condition can be primarily attributed to an increase in convertible debt of $330,886, net of beneficial conversion costs, related to the Company raising operating capital through the issuance of convertible notes. In addition, there was a decrease of $22,007 in accounts payable and accrued expenses, along with an increase of $56,581 in accrued interest.

Net cash used in operating activities for the nine-month period ending September 30, 2023 was $262,541 compared to $339,764 for 2022. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. At September 30, 2023, there was $323,386 in amortization of debt discount.

Net cash used by investing activities was $554,977 for the nine months ended September 30, 2023 as compared to $211,760 for 2022.

Net cash provided by financing activities was $859,250 for the nine months ended September 30, 2023 as compared to $535,900 for 2022.

The Company had gross revenue of $993 for the nine months ended September 30, 2023 compared to gross revenue of $3,087 for the nine months ended September 30, 2022, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2023. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Company revenue was $993 in the nine months ended September 30, 2023 as compared to $3,087 for the nine months ended September 30, 2022.

The Company’s operating expenses were $272,596 for the nine months ended September 30, 2023 as compared to $579,429 for the nine months ended September 30, 2022. This decrease in operating expenses was primarily due to a decrease in professional fees which were $69,489 for the nine months ended September 30, 2023, compared to $374,589 for the nine months ended September 30, 2022. This decrease in professional fees was due to the fact that in the first nine months ended September 30, 2022 the Company had increased professional fees in increased consulting services related to increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands.

In addition, the Company experienced changes in expense categories as noted below.

Officers’ compensation was $142,500 for the nine months ended September 30, 2023 as compared to $162,000 for the nine months ended September 30, 2022. This decrease was due to the Company only having two officers as of February 28, 2022 instead of three.

Computer and internet expenses were $14,266 for the nine months ended September 30, 2023 as compared to $18,316 for the nine months ended September 30, 2022.

Other operating expenses were $28,827 for the nine months ended September 30, 2023 as compared to $11,910 for the nine months ended September 30,2022. This increase in other operating expenses was due to up listing fees paid in the first and second quarters to OTC Markets.

Office supplies and expenses were $7,415 for the nine months ended September 30, 2023, compared to $4,918 for the nine months ended September 30, 2022.

Travel and entertainment expenses were $2,939 for the nine months ended September 30, 2023, compared to $877 for the nine months ended September 30, 2022.

Finally, there was no material changes in the Company’s rent expense in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

As a result of the foregoing, the Company experienced a net loss from operations of $271,603 in the nine months ended September 30, 2023 compared to a net loss from operations of $576,342 in the nine months ended September 30, 2022.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Company revenue was $0 in the three months ended September 30, 2023 as compared to $1,683 for the three months ended September 30, 2022.

The Company’s operating expenses were $81,422 for the three months ended September 30, 2023 as compared to $112,664 for the three months ended September 30, 2022. This decrease in operating expenses was primarily due to a decrease in professional fees which were $17,181 for the three months ended September 30, 2023, compared to $34,192 for the three months ended September 30, 2022. This decrease in professional fees was due to the fact that in the three months ended September 30, 2022 the Company had increased professional fees in increased consulting services related to increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands.

In addition, the Company experienced changes in expense categories as noted below.

Other operating expenses were $1,127 for the three months ended September 30, 2023 as compared to $9,726 for the three months ended September 30, 2022. This decrease in other operating expenses was due to one-time advertising and promotion expenses that were paid in the three months ending September 30, 2022.

Officers’ compensation was $52,500 for the three months ended September 30, 2023, compared to $57,000 for the three months ended September 30, 2022.

Finally, there were no material changes in the Company’s computer and internet expenses, office supplies and expenses, rent and travel expenses in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

As a result of the foregoing, the Company experienced a net loss from operations of $81,422 in the three months ended September 30, 2023 compared to a net loss from operations of $110,981 in the three months ended September 30, 2022.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently a party to one legal proceeding pending in the Superior Court of New Jersey entitled Mark Carten v. Cyberloq Technologies, Inc. (UNN-L-3456-22). The Plaintiff is the Company’s former Chief Technology Officer, and the employee’s complaint alleges that the Company breached the February 28, 2022 separation and common stock redemption agreements, seeking an unspecified amount of monetary damages as well as a judgment of specific performance for the company to purchase the remaining shares of common stock owned by the employee. The Company believes that the employee’s claims have no merit and intends to defend itself vigorously.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first nine months of 2023, the Company raised $79,250 for the operations of the Company through the unregistered sale of 2,050,000 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the nine-months ended September 30, 2023, but not reported.

ITEM 5. EXHIBITS

Exhibits have been filed separately with the United States Securities and Exchange Commission in connection with the quarterly report on Form 10-Q or have been incorporated into the report by reference.

Exhibit	Description

3.1(i)	Articles of Incorporation*
3.2(i)	Amended Articles of Incorporation dated May 4, 2010*
3.3(i)	Amended Articles of Incorporation dated May 5, 2017**
3.4(i)	Amended Articles of Incorporation dated November 20, 2019
3.4(ii)	By-Laws****
14.1	Code of Ethics****
14.2	Related-Party Transactions Policy****
14.3	Anti-Corruption Policy****
16.1	Letter re Change in Certifying Accountant *****
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer & Principal Financial Officer.******
32.1	Section 1350 Certification of the Principal Executive Officer & Principal Financial Officer.******
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.*******
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference through the Registration Statement on form S-1 filed with the Commission on October 26, 2010. (101141203)
**	Incorporated by reference through the Quarterly Report on form 10-Q filed with the Commission on May 11, 2017. (17832815)
****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on November 6, 2017.
*****	Incorporated by reference through the Current Report on form 8-K filed with the Commission on May 19, 2017.
******	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
*******	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Christopher Jackson
Christopher Jackson
President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Date: November 6, 2023

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date: November 6, 2023

By:	/s/ Leon Hurst
Leon Hurst, Director

Date: November 6, 2023

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date: November 6, 2023

By:	/s/ Rex Schuette
Rex Schuette, Director

Date: November 6, 2023

