Form 10-K
period 2023-12-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2024-03-29
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

As of the date of this filing, there were 124,939,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 142 shareholders, four of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 93,366,391 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $7,095,846.

CyberloQ Technologies, Inc.

FORM 10-K

For The Year Ended December 31, 2023

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

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, CyberloQ Technologies LTD had no activity, operational or otherwise, and is now dissolved.

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

In addition, the Company could incur increased costs, decreased revenue, or suffer reputational damage in the event of a cyber-attack. The Company’s business involves providing an added level of security for companies that collect, store, process and transmit their customers’ personal data, including financial information. In the event that the Company’s added security measures are breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities, such breach could adversely affect our business through possible interruption of the Company’s operations, improper disclosure of data, damage to the Company’s reputation, and/or legal exposure.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company has engaged an outside contractor to assist it in developing an information security policy and include an incident response plan. The Company is in the process of developing and implementing such policies and obtaining Service Organization Control Type 2 (SOC 2) compliance certification. The SOC II certification process involves a comprehensive assessment conducted by independent auditors to evaluate our systems and controls against established industry standards. As part of the certification process, the effectiveness of the Company’s information security policies and procedures to protect against unauthorized access, breaches, and data theft are assessed. The Company expects to achieve SOC 2 certification in late 2024.

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

The Company is not currently a party to any legal proceedings, nor is the Company a party to any administrative proceedings. On February 13, 2024, the Superior Court of New Jersey entered an order granting the request of Cyberloq Technologies, Inc., a Nevada corporation (the “Company”) to dismiss the matter of Mark Carten v. Cyberloq Technologies, Inc. (UNN-L-3456-22). The litigation has now been dismissed without prejudice and is no longer pending.

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

Our common stock currently trades on the OTC Bulletin Board under the symbol “CLOQ.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal years 2023 and 2022, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2023 was $0.11 per share. As of December 31, 2023, there were 142 shareholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	Fiscal Year 2023		Fiscal Year 2022
	High	Low	High	Low

First Quarter	$0.19	$0.02	$0.12	$0.05

Second Quarter	$0.14	$0.07	$0.08	$0.05

Third Quarter	$0.12	$0.06	$0..12	$0.03

Fourth Quarter	$0.14	$0.07	$0.05	$0.03

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2023, total assets were $1,458,565 compared to $341,118 in assets as of December 31, 2022. The Company’s fixed assets increased from $283,240 to $1,096,827 due to the capitalization of the CyberloQ Platform, and website development, while the Company’s prepaid expense decreased from $53,811 to $44,564 due to the Company’s issuance of 50,000 shares of stock to a consultant that are being amortized over the one-year length of the contract on a straight-line basis. In addition, the Company’s cash assets were $307,174 as of December 31, 2023 as opposed to $4,067 as of December 31, 2022.

As of December 31, 2023, liabilities were $1,021,359 compared to $324,132 in liabilities as of December 31, 2022. This increase in the Company’s liabilities was due to an increase in the Company’s convertible debt of $572,095, an increase in accrued interest of $84,948, and an increase in accrued expenses of $48,324.

Net cash used in operating activities for 2023 was $340,780 compared to net cash used in operating activities for 2022 of $371,963. Cash used by operating activities is driven by our net loss, which was approximately $55,622 more than in 2022, and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for 2023 include stock compensation of $5000 and amortization of debt discount of $564,596.

Net cash used by investing activities for 2023 was $805,363 and was due to the Company capitalizing development costs for the CyberloQ platform as well as website development costs.

Net cash provided by financing activities was $1,449,250 for 2023 as compared to $604,975 for 2022. Proceeds from convertible debt were $1,300,000 in 2023 as compared to $60,000 for 2022. Conversely, proceeds from common stock issuance were $149,250 for 2023 as compared to $422,075 for 2022, and proceeds from common stock to be issued was $0 for 2023 as compared to $50,000 for 2022, and proceeds from notes payable were $0 for 2022 compared to $125,000 for 2022.

The Company had operating revenue of $15,993 in 2023 and is currently reliant on its ability to raise additional capital and/or debt to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2024. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional debt and/or capital in order to continue its operations.

Results of Operations for the Years Ended December 31, 2023 and 2022

The Company experienced a net loss of $1,026,530 for 2023 compared to net loss of $979,048 for 2022. This increase in the Company’s net loss was primarily due to increases in amortization of debt discount and interest expense. The Company experienced a decrease in loss from operations in 2023 as compared to 2022. Specifically, the Company experienced a loss from operations of $349,703 for 2023 compared to a loss from operations of $682,337 for 2022.

Service revenue was $15,993 for 2023 in comparison to $2,671 for 2022.

The decrease in the Company’s loss from operations was primarily due to decreases in professional fees, along with decreases in officer’s compensation and computer and internet expenses.

Professional fees were $86,778 in 2023, compared to $424,503 in 2022. This decrease in professional fees was due to the fact that in 2022 the Company had increased professional fees and increased consulting services related to software development costs associated with upgrading the source code and infrastructure of its softward to accommodate increased capacity demands.

Officers’ compensation expense was $210,000 in 2023 as compared to $207,000 in 2022. This increase was due to an increase in officers’ compensation, partially offset by the Company only having two officers instead of three for the majority of 2022.

Computer and internet expenses were $18,927 in 2023 as compared to $24,796 in 2022. This decrease was due to a decrease in hosting costs associated with the Company’s private blockchain product.

The foregoing drivers of the decrease in the Company’s loss from operations for 2023 were partially offset by an increase in the Company’s other operating expenses, travel and entertainment expense, and office supplies and equipment.

Other operating expenses were $29,798 in 2023 as compared to $12,733 in 2022. This increase was due to an increase investor relations and OTC listing fees.

Travel and entertainment expenses were $7,818 in 2023 as compared to $1,011 in 2022.

Office supplies and equipment were $9,313 in 2023 as compared to $5,848 in 2022.

For 2023, there were no material change in rent expense, as compared to 2022.

Although the Company’s loss from operations was $375,390 for 2023, the overall net loss of the Company was $1,034,670 for 2023. This was primarily due to an amortization of debt discount of $564,596 for 2023 as opposed to $52,623 for 2022.

In summary, total revenue was $15,993 for 2023, and the Company is currently reliant on its ability to raise additional debt and/or capital to continue execution of its business plan to move forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2024 will be highly-dependent upon the Company’s ability to enter into material revenue contracts with customers.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

In Note 1 to the audited financial statements for the year ended December 31, 2023 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The notes to the consolidated financial statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 in accordance with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There exists no information required to be disclosed in a report on Form 8-K during the three-month period ended December 31, 2023, but not reported.

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

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Enrico Giordano	65	Vice President & Director	Inception
Leon Hurst	56	Director	February 2020
Christopher Jackson	59	President, Sec., Treas. & Director	Inception
Rex Schuette	74	Director	September 2017

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.

(c) Identification of certain significant employees.

As of December 31, 2023, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

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

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, we believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2023.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company’s executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards			Option Awards	Non- Equity Inctv. Plan Comp	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson	2023	$105,000	$-	$			$-	$-	$-	$-	$105,000
President, Secretary, Treasurer & Director (PEO & PFO)	2022	$90,000	-		$6,000	(1)	$-	$-	$-	$-	$96,000
Mark Carten	2023	$-	$-		$-		$-	$-	$-	$-	$15,000
CTO & Director	2022	$15,000	$-	$			$-	$-	$-	$-	$15,000
Enrico Giordano	2023	$90,000	$-	$			$-	$-	$-	$-	$90,000
VP & Director	2022	$90,000	$-		$6,000	(1)	$-	$-	$-	$-	$96,000

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

(2) On February 28, 2022, Mark Carten resigned from his officer position with the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company’s executive officers as of December 31, 2023.

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

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of the date of filing, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 124,939,754 beneficially owned shares of common stock outstanding as of the date of filing, and 20,000 beneficially owned shares of preferred stock outstanding on the date of filing. The address of each director and executive officer listed below is c/o CyberloQ Technologies, Inc., 4837 Swift Road Suite 210-1 Sarasota, FL 34231.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Leon Hurst	5,248,363	4.2%	0	0%

Directors & Officers	Enrico Giordano(1)	5,400,000	4.3%	10,000	50.00%

Directors & Officers	Christopher Jackson(1)	5,900,000	4.7%	10,000	50.00%

Directors & Officers	Rex Schuette	8,675,000	6.9%	0	0%

	Officers & Directors as a group (4 persons)	25,223,363	20.2%	20,000	100%

5% Shareholders	Neil Berman	7,275,000	5.8%	0	0%

5% Shareholders	Frederick Andrieni Jr	7,250,000	5.8%	0	0%

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

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2023, the Company had equity compensation plans with Christopher Jackson and Enrico Giordano. A summary table of the potential share issuances based upon these plans is set forth below:

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

The employment contracts for Christopher Jackson and Enrico Giordano all include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2022 or 2023, and it is unknown whether or not the Company will meet the requisite performance conditions in 2024. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue. At December 31, 2023 and 2022, none of these options have been issued. On February 28, 2022, Mark Carten resigned from his officer position with the Company and is no longer eligible for the equity compensation plan.

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

On December 31, 2021, the Company entered into a loan modification agreement with the director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of January 1, 2024. Payments of $50,000 plus interest are due to be paid each calendar quarter beginning on July 1, 2023. On September 30, 2022, the Company entered into a second loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning July 1, 2023. On September 30, 2023, the company entered into a third loan modification agreement with the director extending the maturity date to August 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning February 1, 2024

On February 23, 2022, the Company received a loan from a director in the amount of $50,000, with an interest rate of 12%. The maturity date for the loan is April 9, 2022. On September 30, 2022 the Company entered into a Loan Modification Agreement with the director extending the maturity date of this note to January 2, 2023. On December 31, 2022, this note principal of $50,000 and accrued interest of $4,784 was converted into 2,900,000 shares of common stock.

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

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2022 and December 31, 2023. All services provided by the Company’s independent registered accounting firm, Fruci & Associates II, PLLC, have been reviewed and approved by the Company’s Board of Directors.

	2023	2022
Audit Fees	$33,750	$30,250
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$33,750	$30,250

PART IV

ITEM 15.	EXHIBITS

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: March 29, 2024		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Enrico Giordano
Date: March 29, 2024		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: March 29, 2024		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: March 29, 2024		Christopher Jackson, Director

	By:	/s/ Rex Schuette
Date: March 29, 2024		Rex Schuette, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cyberloq Technologies, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyberloq Technologies, Inc. and Subsidiary (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from inception and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Equity Transactions (Note 6 and 9 to the financial statements)

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

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 29, 2024

CyberloQ Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$307,174	$4,067
Accounts receivable	10,000	-
Deposits and prepaids	44,564	53,811
Total Current Assets	361,738	57,878

Fixed Assets
Cyberloq platform	1,090,577	283,240
Website	6,250	-
Total Fixed Assets	1,096,827	283,240

Total Assets	$1,458,565	$341,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$96,506	$56,322
Accrued interest	132,685	47,737
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders, net	574,718	2,623
Loan payable - SBA	2,088	2,088
Total Current Liabilities	990,997	293,770

Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	1,021,359	324,132

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 122,589,756 and 119,089,754 shares issued and outstanding, respectively	122,590	119,090

Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be Issued: 2,450,000 and 2,450,000 common shares respectively	149,186	149,186
Additional Paid in Capital	8,475,062	7,031,812
Accumulated Deficit	(8,259,652)	(7,233,122)
Total Stockholders’ Equity	437,206	16,986

Total Liabilities and Stockholders’ Equity	$1,458,565	$341,118

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenue
Service Revenue	$993	$2,671
License fee	15,000	-
Total Revenue	15,993	2,671

Operational Expense
Professional Fees	86,778	424,503
Officer’s Compensation	210,000	207,000
Travel and Entertainment	7,818	1,011
Rent	9,573	9,117
Computer and Internet	18,927	24,796
Research	11,036	-
Office Supplies and Expenses	9,313	5,848
Other Operating Expenses	29,798	12,733
Total Operating Expenses	383,243	685,088

Loss from Operations	(367,250)	(682,337)

Other Income (Expense)
Interest	(94,684)	(30,786)
Amortization of debt discount	(564,596)	(52,623)
Loss on settlement of debt	-	(195,216)
Loss on settlement with officer	-	(18,086)
Total Other Income (Expenses)	(659,280)	(296,711)

Provision for Income Taxes	-	-

Net Loss	$(1,026,530)	$(979,048)

Loss per common share-Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	121,035,587	98,649,370

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended Decmeber 31, 2023 and December 31, 2022

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Common Stock To be	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Redeemed	Deficit	Total

Balance as of December 31, 2021	82,754,515	$82,756	-	$392,900	30,000	$30	$5,743,361	-	-	$(6,254,074)	$(35,027)

Common stock issued for cash	26,136,540	26,136	-	(163,314)			611,439				474,261

Common stock issued for services	2,398,701	2,398					147,412				149,810

Common stock issued for settlement of debt	7,500,000	7,500					327,500				335,000

Common stock issued for officers’ fees	300,000	300		(92,400)			92,100				-

Common stock to be issued officers’ fees				12,000							12,000

Retirement of convertible debt							50,000				50,000

Stock redeemed for officers’ settlement								(50,000)	(490,000)		(540,000)

Preferred stock redeemed for officers’ settlement					(10,000)	(10)					(10)

Reversal of common stock redeemed for officers’ settlement									490,000		490,000

Beneficial conversion feature of convertible debt							60,000				60,000

Net loss for period ended December 31, 2022										(979,048)	(979,048)

Balance, as of December 31, 2022	119,089,754	119,090	-	149,186	20,000	20	7,031,812	$(50,000)	-	(7,233,122)	16,986

Common stock issued for cash	3,450,000	3,450					145,800				149,250

Common stock issued for services	50,000	50					4,950				5,000

Beneficial conversion feature of convertible debt							1,292,500				1,292,500

Net loss for period ending December 31, 2023										(1,026,530)	(1,026,530)

Balance December 31, 2023	122,589,756	$122,590	-	$149,186	20,000	$20	$8,475,062	$(50,000)	$-	$(8,267,792)	$437,206

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

OPERATING ACTIVITIES
Net loss		$(1,026,530)		$(979,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		564,596		52,623
Stock Compensation		5,000		350,643
Loss on settlement with officer and director		-		18,086
Loss on settlement of debt		-		195,216
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable		(10,000)		-
Decrease (increase) in deposits and prepaids		1,023		(32,436)
Increase (decrease) in accounts payable and accrued expenses		40,184		(5,335)
Increase (decrease) in accrued interest		84,948		28,288
Net Cash Used in Operating Activities		(340,780)		(371,963)

INVESTING ACTIVITIES
Internal software development		(800,363)		(283,240)
Website		(5,000)		-
Net cash provided by (used) in investing activities		(805,363)		(283,240)

FINANCING ACTIVITIES
Proceeds from sale of common stock issuance		149,250		422,075
Proceeds from sale of common stock to be issued		-		50,000
Repayment of note principal		-		(2,100)
Proceeds from note payable		-		125,000
Proceeds from convertible debt		1,300,000		60,000
Repurchase of common stock		-		(50,000)
Net Cash Provided by Financing Activities		1,449,250		604,975

Net Increase (Decrease) in Cash and Equivalents		303,107		(50,228)
Cash and Equivalents at Beginning of the Period		4,067		54,295
Cash and Equivalents at End of the Period		$307,174		$4,067

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid		$1,233		$2,500
Income Taxes Paid	$		$

NON-CASH DISCLOSURES
Beneficial conversion feature		$1,292,500		$110,000
Common stock issued for prepaid expense		$4,849		$119,260
Common stock issued for note payable		$-		$141,970
Common stock issued from to be issued		$-		$53,000

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All inter-company accounts and transactions have been eliminated. The former wholly-owned subsidiary of the Company, CyberloQ Technologies LTD, had no activity, operational or otherwise, and is now dissolved.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2023, and December 31, 2022, the Company had $57,174 and $0, respectively deposits in excess of federally-insured limits.

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

During the years ended December 31, 2023 and 2022, we capitalized $800,363 and $283,240, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the year ended December 31, 2023 the Company began capitalizing website development costs, which totaled $5,000.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $1,082,353 as of December 31, 2023.

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers.

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

The revenue derived from the CyberloQ banking fraud technology products are comprised of three components. First, there is a development and customization fee paid to the Company to integrate CyberloQ with the banking institution or program manager’s ecosystem in order to add the CyberloQ authentication to the bank’s payment cards, website or digital service. This fee is customarily paid in multiple payments based upon the Company reaching certain milestones as set forth in the scope of work for each customer. Since completion of a milestone is subject to each customer’s approval, there are significant judgments involved in the determination of timing and satisfaction of performance obligations and the payments are recognized as revenue upon the completion of each milestone. Second, where the Company’s agreement is with a processor as opposed to an end user customer, there is an API license fee that is accrued monthly. Third, revenue from user fees are accrued monthly based over the number of individual card users each month.

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

As of December 31, 2023, and December 31, 2022, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2023 and 2022 were $84 and $8,418, respectively.

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

At December 31, 2023 and December 31, 2022, the Company has no warrants outstanding, 10,000,000 options outstanding, but none of them have vested, are not exercisable and therefore not included, and had 68,000,000 and 3,000,000 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

Recent Accounting Pronouncements

During the year ended December 31, 2023, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.

NOTE 2 – SOFTWARE AND WEBSITE

Software and website, recorded at cost, consisted of the following:

	December 31, 2023	December 31, 2022
Cyberloq platform	$1,090,577	$283,240
Website	6,250	-
Software and computer equipment	-	-
Less: accumulated amortization	-	-

Fixed assets, net	$1,096,827	$283,240

Amortization expense was $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $8,259,652 as of December 31, 2023 that includes a loss of $1,026,530 for the year ended December 31, 2023. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

On September 1, 2022, the Company failed to make the stock redemption payment of $163,333 due under the agreement. Thereafter on September 13, 2022, as provided for by the agreement, the employee elected to declare the agreement terminated and null and void. As a result of the termination, all of the not-yet-redeemed shares became immediately freely transferable by the employee without restriction. The Company then released the restriction on the shares and eliminated the liabilities and shares to be redeemed on the balance sheet. On February 13, 2024, the Superior Court of New Jersey entered an order granting the request of Cyberloq Technologies, Inc., a Nevada corporation (the “Company”) to dismiss the matter of Mark Carten v. Cyberloq Technologies, Inc. (UNN-L-3456-22) which was related to the Separation and Release of Claims Agreement. The litigation has now been dismissed without prejudice and is no longer pending.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 200,000,000 shares of $.001 par value common stock authorized as of December 31, 2023 and December 31, 2022.

During the, 2023, the Company received $149,250 in payment for 3,450,000 shares of common stock and issued 50,000 for services valued at $5,000.

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

On February 28, 2022, the 10,000 Series A Preferred Stock held by Mark Carten were redeemed by the Company and returned to treasury.

Incentive Stock Options

The employment contracts for Christopher Jackson and Enrico Giordano include performance incentive stock options based upon the Company meeting certain performance conditions that can potentially result in the issuance of stock option awards of up to 5,000,000 shares each in the event that the Company reaches certain performance goals. Specifically, Christopher Jackson and Enrico Giordano each shall be entitled to receive ten (10) stock option awards of 500,000 shares of the Company’s common stock each, upon the Company achieving certain milestones (the “ISO Awards”). The first ISO Award will vest upon the Company achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional ISO Award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue up to a total of 5,000,000 shares each. The shares vest at 110% of the average closing bid price and must be exercised within five (5) years of the vesting date. To date, no ISO Award milestones have been achieved.

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the year ended December 31, 2023 the Company paid $1,745 in interest.

Payment Obligations

Amount

2024	2,088
2025	2,088
2026	2,088
2027 to 2050	24,098

Total	$32,450

NOTE 8 – COMMITMENTS

In May 2022, the Company extended its existing lease for office space at 4837 Swift Rd Sarasota, FL 34231 at a rate of $719 per month.

In April 2023, the Company signed a new lease for office space at its existing location at 4837 Swift Rd Sarasota, FL 34231 at a rate of $804 per month. The lease is for 12 months and can be terminated by the Company upon sixty days’ notice. The Company has made an accounting policy election not to recognize right of use assets and lease liabilities that arise from short term leases for any class of asset.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	December 31, 2023	December 31, 2022
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	840,000	60,000
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of December 31, 2023, the payments due have not been extended and the Company plans to repay the notes in 2024.

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

Convertible Debt - Stockholders

	December 31, 2023	December 31, 2022

Principal	$1,360,000	$60,000
Beneficial Conversion Feature	(1,352,500)	(60,000)
Amortization of Debt Discount	567,218	2,623
Convertible Debt - Stockholders, net	$574,718	$2,623

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

On October 11, 2023, the Company entered into five convertible promissory notes with stockholders in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (October11, 2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $50,000 at October 11, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On October 23, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $50,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (October 23, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $50,000 at October 23, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On November 16, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $60,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (November 16, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $60,000 at November 16, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On December 18, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $15,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (December 18, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $15,000 at December 18, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On December 19, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $15,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (December 19, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $15,000 at December 19, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On December 20, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $10,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (December 20, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $10,000 at December 20, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On December 21, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $10,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (December 21, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $10,000 at December 21, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On December 22, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $10,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (December 22, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $10,000 at December 22, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On December 22, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $10,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (December 22, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $10,000 at December 22, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On December 26, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $300,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (December 26, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $300,000 at December 26, 2023 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

Notes Payable - Related Parties

On December 31, 2021, the Company entered into a loan modification agreement with a director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of April 1, 2023. The Company was required to pay an extension penalty in the amount of $2,500. On September 30, 2022, the Company entered into a second loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning December 1, 2023. On September 30, 2023, the Company entered into a second loan modification agreement with the director extending the maturity date to August 1, 2024. Additionally, the Company paid $7,500 in accrued interest and will begin paying $50,000 plus accrued interest beginning February 1, 2024

On February 23, 2022, the Company received a loan from a director in the amount of $50,000, with an interest rate of 12%. The maturity date for the loan is April 9, 2022. On September 30, 2022 the Company entered into a Loan Modification Agreement with the director extending the maturity date of this note to January 2, 2023. On December 31, 2022, this note principal of $50,000 and accrued interest of $4,784 was converted into 2,900,000 shares of common stock.

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

NOTE 10 – SUBSEQUENT EVENTS

On January 9, 2024, the Company entered into a convertible promissory note with a stockholder in the amount of $10,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (January 10, 2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $10,000 at January 10, 2024 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On January 10, 2024, the Company received $100,000 in cash for 2,000,000 shares of common stock. The shares were issued on January 17, 2024.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

