Form 10-Q
period 2024-03-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2024-05-15
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of the date of this filing, there were 125,439,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 138 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended March 31, 2024

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash	$127,148	$307,174
Accounts receivable	25,000	10,000
Deposits and prepaids	68,731	44,564
Total Current Assets	220,879	361,738

Fixed Assets
Cyberloq platform	1,181,841	1,090,577
Website	7,450	6,250
Total Fixed Assets	1,189,291	1,096,827

Total Assets	$1,410,170	$1,458,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$55,668	$96,506
Accrued interest	182,936	132,685
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders, net	865,149	574,718
Loan payable - SBA	2,088	2,088
Total Current Liabilities	1,290,841	990,997

Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	1,321,203	1,021,359

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 125,439,754 and 122,589,756 shares issued and outstanding, respectively	125,440	122,590

Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be Issued: 2,450,000 and 2,450,000 common shares respectively	149,186	149,186
Additional Paid in Capital	8,661,212	8,475,062
Accumulated Deficit	(8,796,891)	(8,259,652)
Total Stockholders’ Equity	88,967	437,206

Total Liabilities and Stockholders’ Equity	$1,410,170	$1,458,565

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Revenue
Service Revenue	$-	$993
License fees	15,000	-
Total Revenue	15,000	993

Operational Expense
Professional Fees	114,774	33,819
Officer’s Compensation	62,500	45,000
Travel and Entertainment	1,718	556
Rent	2,413	2,298
Computer and Internet	5,711	3,548
Office Supplies and Expenses	2,537	1,145
Other Operating Expenses	21,382	11,341
Total Operating Expenses	211,035	97,707

Loss from Operations	(196,035)	(96,714)

Other Income (Expense)
Interest	(50,773)	(11,997)
Amortization of debt discount	(290,431)	(47,802)
Total Other Income (Expenses)	(341,204)	(59,799)

Provision for Income Taxes	-	-

Net Loss	$(537,239)	$(156,513)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	125,439,756	119,823,087

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2023 to March 31, 2024

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2022	119,089,754	$119,090	-	$149,186	20,000	$20	$7,031,812	$(50,000)	$(7,233,122)	16,986

Common stock issued for cash	1,100,000	1,100	-	-	-	-	42,900	-	-	44,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	222,500	-	-	222,500

Net loss for quarter ending March 31, 2023	-	-	-	-	-	-	-	-	(156,513)	(156,513)

Balance, March 31, 2023	120,189,754	$120,190	-	$149,186	20,000-	$20	$7,297,212	$(50,000)	$(7,389,638)	$126,973

Common stock issued for cash	750,000	750	-	-	-	-	24,500	-	-	25,250

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	275,000	-	-	275,000

Net loss for period ended June 30, 2023	-	-	-	-	-	-	-	-	(213,727)	(213,727)

Balance, June 30, 2023	120,939,754	$120,940	-	$149,186	20,000	$20	$7,596,712	(50,000)	$(7,603,362)	$213,496

Common stock issued for cash	200,000	200	-	-	-	-	9,800	-	-	10,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	275,000	-	-	275,000

Net loss for period ended September 30, 2023	-	-	-	-	-	-	-	-	(282,697)	(282,697)

Balance, September 30, 2023	121,139,754	$121,140	-	$149,186	20,000	$20	$7,881,512	$(50,000)	$(7,886,059)	$215,799

Common stock issued for cash	1,400,000	1,400	-	-	-	-	68,600	-		70,000

Common stock issued for services	50,000	50	-	-	-	-	4,950	-	-	5,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	520,000	-	-	520,000

Net loss for period ended December 31, 2023	-	-	-	-	-	-	-	-	(373,593)	(373,593)

Balance, December 31, 2023	122,589,754	122,590	-	149,186	20,000	20	8,475,062	(50,000)	(8,259,652)	437,206

Common stock issued for cash	2,000,000	2,000	-	-	-	-	98,000	-	-	100,000

Common stock issued for services	850,000	850					78,150			79,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	10,000	-	-	10,000

Net loss for period ended March 31, 2024	-	-	-	-	-	-	-	-	(537,239)	(537,239)

Balance, March 31, 2024	125,439,754	$125,440	$-	$149,186	20,000	$20	$8,661,212	$(50,000)	$(8,796,891)	$88,967

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2024	2023
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(537,239)	$(156,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	290,431	47,802
Stock compensation	79,000
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	(15,000)	-
Decrease (increase) in deposits and prepaids	(24,167)	21,966
Increase (decrease) in accounts payable and accrued expenses	(40,838)	(15,284)
Increase (decrease) in accrued interest	50,251	11,329
Net Cash Used in Operating Activities	(197,562)	(90,700)

INVESTING ACTIVITIES
Software	(91,264)	(168,700)
Website	(1,200)	-
Net cash provided by (used) in investing activities	(92,464)	(168,700)

FINANCING ACTIVITIES
Proceeds from sale of common stock issuance	100,000	44,000
Proceeds from convertible debt	10,000	230,000
Net Cash Provided by Financing Activities	110,000	274,000

Net Increase (Decrease) in Cash and Equivalents	(180,026)	14,600
Cash and Equivalents at Beginning of the Period	307,174	4,067
Cash and Equivalents at End of the Period	$127,148	$18,667

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$522	$686
Income Taxes Paid	$	$-

NON-CASH DISCLOSURES
Beneficial conversion feature	$10,000	$222,500

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

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of March 31, 2024, and December 31, 2023, the Company had no deposits in excess of federally-insured limits.

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

During the three months ended March 31, 2024 and 2023, we capitalized $91,264 and $168,700, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the period ended September 30, 2023 the Company began capitalizing website development costs, for the three month period ended March 31, 2023, we capitalized $1,200.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $1,181,841 as of March 31, 2024.

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

As of March 31, 2024, and December 31, 2023, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended March 31, 2024 and 2023 were $0 and $0, respectively.

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

At March 31, 2024 and December 31, 2023, the Company has no warrants or options outstanding, and had 68,500,000 and 68,000,000 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	March 31, 2024	December 31, 2023
Cyberloq platform	$1,181,841	$1,090,577
Website	7,450	6,250
Software and computer equipment	-	-

Less: accumulated amortization	-	-

Fixed assets, net	$1,189,291	$1,096,827

Amortization expense was $0 and $0 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $8,796,891 as of March 31, 2024 that includes a loss of $537,239 for the three months ended March 31, 2024. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 200,000,000 shares of $.001 par value common stock authorized as of March 31, 2024 and December 31, 2023.

During the quarter ended March 31, 2024, the Company received $100,000 in payment for 2,000,000 shares of common stock and issued 850,000 shares of stock for services valued at $79,000.

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

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the three months ended March 31, 2024 the Company paid $522 in interest.

Payment Obligations

Amount

2024	2,088
2025	2,088
2026	2,088
2027	2,088
2028 to 2050	24,098

Total	$32,450

NOTE 8 – COMMITMENTS

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	March 31, 2024	December 31, 2023
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	840,000	840,000
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of March 31, 2024, the payments due have not been extended and the Company plans to repay the notes in 2024.

Convertible Debt - Stockholders

	March 31, 2024	December 31, 2023

Principal	$1,370,000	$1,360,000
Beneficial Conversion Feature	(1,362,500)	(1,352,500)
Amortization of Debt Discount	857,649	567,218
Convertible Debt - Stockholders, net	$865,149	$574,718

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

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2024, the Company entered into a promissory note with a stockholder in the amount of $20,000. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (April 1, 2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $20,000 at April 1, 2024 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On April 1, 2024, the Company entered into a promissory note with a stockholder in the amount of $26,859. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (April 1,2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $26,859 at April 1, 2024 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2023. Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On June 15, 2017, the Company created a private limited company in the United Kingdom named CyberloQ Technologies LTD. CyberloQ Technologies LTD is a wholly-owned subsidiary of the Company, and any business that the Company has in the United Kingdom will be transacted through CyberloQ Technologies LTD. However, to date CyberloQ Technologies LTD has had no activity, operational or otherwise and is now dissolved.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2024, the Company’s assets were $1,410,170 compared to $1,458,565 in assets as of December 31, 2023.

This change in the Company’s financial condition can be primarily attributed to the Company’s cash assets being $127,148 as of March 31, 2024 as opposed to $307,174 as of December 31, 2023. This decrease in cash assets was partially offset by an increase in fixed assets of $92,464 due to the capitalization of the Cyberloq Platform and website development, an increase in the Company’s prepaid expense from $44,564 to $68,731, and an increase in the company’s accounts receivable from $10,000 to $25,000.

As of March 31, 2024, the Company’s liabilities were $1,321,203 compared to $1,021,359 in liabilities as of December 31, 2023. This change in the Company’s financial condition can be primarily attributed to an increase in convertible debt of $290,431, net of beneficial conversion costs, related to the Company raising operating capital through the issuance of convertible notes. In addition, there was a decrease of $40,838 in accounts payable and accrued expenses, along with an increase of $50,251 in accrued interest.

Net cash used in operating activities for the three-month period ending March 31, 2024 was $197,562 compared to $90,700 for 2023. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. At March 31, 2024, there was $290,431 in amortization of debt discount and $79,000 in stock compensation.

Net cash used by investing activities was $92,464 for the three months ended March 31, 2024 as compared to $168,700 for 2023.

Net cash provided by financing activities was $110,000 for the three months ended March 31, 2024 as compared to $274,000 for 2023.

The Company had gross revenue of $15,000 for the three months ended March 31, 2024 compared to gross revenue of $993 for the three months ended March 31, 2023, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2024. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Company revenue was $15,000 in the three months ended March 31, 2024 as compared to $993 for the three months ended March 31, 2023. This increase in revenue was related to the agreement with QRails, Inc. to integrate the features of CyberloQ® and its multi-factor security protocol into QRails’ processing platform that was entered into in September of 2023.

The Company’s operating expenses were $211,035 for the three months ended March 31, 2024 as compared to $97,707 for the three months ended March 31, 2023. This increase in operating expenses was primarily due to an increase in officer compensation which was $62,500 for the three months ended March 31, 2024, compared to $45,000 for the three months ended March 31, 2023 due to the Board of Directors approving a salary increase for the Company’s President, and an increase in professional fees which was $114,774 for the three Months ended March 31, 2024 compared to $33,819 for the three months ended March 31, 2023. this increase of $80,955 was due to the issuance of common stock for services.

In addition, the Company experienced changes in expense categories as noted below.

Other operating expenses were $21,382 for the three months ended March 31, 2024 as compared to $11,341 for the three months ended March 31, 2023. This increase in other operating expenses was due to an increase in OTC Market fees.

Computer and internet expenses were $5,711 for the three months ended March 31, 2024 as compared to $3,548 for the three months ended March 31, 2023.

Finally, there were no material changes in the Company’s office supplies and expenses, rent and travel expenses in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

As a result of the foregoing, the Company experienced a net loss from operations of $196,035 in the three months ended March 31, 2024 compared to a net loss from operations of $96,714 in the three months ended March 31, 2023

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31,2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2024, the Company raised $100,000 for the operations of the Company through the unregistered sale of 2,000,000 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended March 31, 2024, but not reported.

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

Date: May 15, 2024

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date: May 15, 2024

By:	/s/ Leon Hurst
Leon Hurst, Director

Date: May 15, 2024

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date: May 15, 2024

By:	/s/ Rex Schuette
Rex Schuette, Director

Date: May 15, 2024

