Form 10-Q
period 2024-06-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2024-08-20
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of the date of this filing, there were 125,539,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 138 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended June 30, 2024

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

3

Item 1. FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash	$141,512	$307,174
Accounts receivable	-	10,000
Deposits and prepaids	56,231	44,564
Total Current Assets	197,743	361,738

Fixed Assets
Cyberloq platform	1,297,791	1,090,577
Website	7,450	6,250
Total Fixed Assets	1,305,241	1,096,827

Total Assets	$1,502,984	$1,458,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$54,165	$96,506
Accrued interest	238,381	132,685
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders, net	1,616,859	574,718
Loan payable - SBA	2,088	2,088
Total Current Liabilities	2,096,493	990,997

Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	2,126,855	1,021,359

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 125,539,754 and 122,589,756 shares issued and outstanding, respectively	125,540	122,590

Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be Issued: 2,450,000 and 2,450,000 common shares respectively	149,186	149,186
Additional Paid in Capital	7,308,612	8,475,062
Accumulated Deficit	(8,157,229)	(8,259,652)
Total Stockholders’ Equity	(623,871)	437,206

Total Liabilities and Stockholders’ Equity	$1,502,984	$1,458,565

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)
Revenue
Service Revenue	$-	$-	$-	$993
License fees	-	-	15,000	-
Total Revenue	-	-	15,000	993

Operational Expense
Professional Fees	53,550	18,489	168,324	52,308
Officer’s Compensation	60,000	45,000	122,500	90,000
Travel and Entertainment	3,014	2,157	4,732	2,713
Rent	2,413	2,449	4,826	4,747
Computer and Internet	12,067	4,782	17,779	8,330
Office Supplies and Expenses	4,782	4,232	7,318	5,377
Other Operating Expenses	26,194	16,359	47,576	27,700
Total Operating Expenses	162,020	93,468	373,055	191,175

Loss from Operations	(162,020)	(93,468)	(358,055)	(190,182)

Other Income (Expense)
Interest	(55,967)	(18,311)	(106,741)	(30,307)
Amortization of debt discount	-	(101,948)	-	(149,750)
Total Other Income (Expenses)	(55,967)	(120,259)	(106,741)	(180,057)

Provision for Income Taxes	-	-	-	-

Net Loss	$(217,987)	$(213,727)	$(464,796)	$(370,239)

Loss per common share-Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	125,539,756	120,773,087	125,489,756	120,939,754

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2023 to June 30, 2024

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance, December 31, 2022	119,089,754	$119,090	-	$149,186	20,000	$20	$7,031,812	$(50,000)	$(7,233,122)	16,986

Common stock issued for cash	1,100,000	1,100	-	-	-	-	42,900	-	-	44,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	222,500	-	-	222,500

Net loss for quarter ending March 31, 2023	-	-	-	-	-	-	-	-	(156,513)	(156,513)

Balance, March 31, 2023	120,189,754	$120,190	-	$149,186	20,000-	$20	$7,297,212	$(50,000)	$(7,389,638)	$126,973

Common stock issued for cash	750,000	750	-	-	-	-	24,500	-	-	25,250

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	275,000	-	-	275,000

Net loss for period ended June 30, 2023	-	-	-	-	-	-	-	-	(213,727)	(213,727)

Balance, June 30, 2023	120,939,754	$120,940	-	$149,186	20,000	$20	$7,596,712	(50,000)	$(7,603,362)	$213,496

Common stock issued for cash	200,000	200	-	-	-	-	9,800	-	-	10,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	275,000	-	-	275,000

Net loss for period ended September 30, 2023	-	-	-	-	-	-	-	-	(282,697)	(282,697)

Balance, September 30, 2023	121,139,754	$121,140	-	$149,186	20,000	$20	$7,881,512	$(50,000)	$(7,886,059)	$215,799

Common stock issued for cash	1,400,000	1,400	-	-	-	-	68,600	-		70,000

Common stock issued for services	50,000	50	-	-	-	-	4,950	-	-	5,000

Beneficial conversion feature of convertible debt	-	-	-	-	-	-	520,000	-	-	520,000

Net loss for period ended December 31, 2023	-	-	-	-	-	-	-	-	(373,593)	(373,593)

Balance, December 31, 2023	122,589,754	122,590	-	149,186	20,000	20	8,475,062	(50,000)	(8,259,652)	437,206

Common stock issued for cash	2,000,000	2,000	-	-	-	-	98,000	-	-	100,000

Common stock issued for services	850,000	850					78,150			79,000

Net loss for period ended March 31, 2024	-	-	-	-	-	-	-	-	(246,808)	(246,808)

Balance, March 31, 2024	125,439,754	125,440	$-	$149,186	20,000	$20	$8,651,212	$(50,000)	$(8,506,460)	$369,398

Common stock issued for cash	100,000	100	-	-	-	-	9,900	-	-	10,000

Adjustment for change in accounting for convertible debt	-	-	-	-	-	-	(1,352,500)	-	567,218	(785,282)

Net loss, for the period ended June, 30 2024	-	-	-	-	-	-	-	-	(217,987)	(217,987)

Balance, June 30, 2024	125,539,754	$125,540	$-	$149,186	20,000	$20	$7,308,612	$(50,000)	$(8,157,229)	$(623,871)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2024		2023
		(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss		$(464,796)	$(370,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		-	149,750
Stock compensation		79,000
Bad Debt		25,000
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable		(15,000)	-
Decrease (increase) in deposits and prepaids		(11,667)	(25,586)
Increase (decrease) in accounts payable and accrued expenses		(42,340)	(31,657)
Increase (decrease) in accrued interest		105,696	29,465
Net Cash Used in Operating Activities		(324,107)	(248,267)

INVESTING ACTIVITIES
Software		(207,214)	(306,691)
Website		(1,200)	-
Net cash provided by (used) in investing activities		(208,414)	(306,691)

FINANCING ACTIVITIES
Proceeds from sale of common stock issuance		110,000	69,250
Proceeds from convertible debt		256,859	505,000
Net Cash Provided by Financing Activities		366,859	574,250

Net Increase (Decrease) in Cash and Equivalents		(165,662)	19,292
Cash and Equivalents at Beginning of the Period		307,174	4,067
Cash and Equivalents at End of the Period		$141,512	$23,359

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid		$1,044	$686
Income Taxes Paid	$		$-

NON-CASH DISCLOSURES
Beneficial conversion feature		$-	$497,500

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of June 30, 2024, and December 31, 2023, the Company had no deposits in excess of federally-insured limits.

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

During the six months ended June 30, 2024 and 2023, we capitalized $207,214 and $306,691, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the period ended September 30, 2023 the Company began capitalizing website development costs, for the six month period ended June 30, we capitalized $1,200.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $1,297,791 as of June 30, 2024.

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

As of June 30, 2024, and December 31, 2023, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the six-months ended June 30, 2024 and 2023 were $0 and $0, respectively.

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

At June 30, 2024 and December 31, 2023, the Company has no warrants or options outstanding, and had 68,500,000 and 68,000,000 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

New Accounting Pronouncements

In the second quarter of 2024, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 in the second quarter of 2024 using the modified retrospective method which resulted in a reduction in non-cash interest expense and reclassification of the equity portion of the Convertible Notes to “Convertible Debt” on the consolidated balance sheet. As a result of the adoption of ASU 2020-06, the Company recognized a decrease in Retained Earnings of $567,218, a reduction of Additional Paid in Capital of $1,609,359, and an increase in Convertible Debt of $481,181.

NOTE 2 – FIXED ASSETS

Software and computer equipment, recorded at cost, consisted of the following:

	June 30, 2024	December 31, 2023
Cyberloq platform	$1,297,791	$1,090,577
Website	7,450	6,250
Software and computer equipment	-	-

Less: accumulated amortization	-	-

Fixed assets, net	$1,305,241	$1,096,827

Amortization expense was $0 and $0 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $8,157,229 as of June 30, 2024 that includes a loss of $464,796 for the six months ended June 30, 2024. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 4 – SERVICES AGREEMENT

On September 25, 2023, the Company entered into a Services Agreement with QRails, Inc to integrate the features of CyberloQ® and its multi-factor security protocol into QRails’ processing platform. As a result of the integration, anyone who has their card processing services through QRails will have the option to utilize the features of CyberloQ in conjunction with their card programs. The agreement also includes the integration of CyberloQ into the card network of XTM, Inc. Under the terms of the Agreement, the Company will pay $100,000 to QRails for scoping and planning, and integration payable in two installments. The first installment was paid at signing in the amount of $50,000 and was capitalized on the balance sheet. The second installment was paid on October 15, 2023 in the amount of $50,000. Additionally, QRails will pay a monthly API licensing fee in the amount of $5,000 beginning October 30, 2023 and ending on April 30, 2024. During the period ended June 30, 2024, it was determined that QRails had not ad was not going to pay the $5,000 monthly fee, as a result $25,000 in bad debt was recognized.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 200,000,000 shares of $.001 par value common stock authorized as of June 30, 2024 and December 31, 2023.

During the period ended June 30, 2024, the Company received $110,000 in payment for 2,100,000 shares of common stock and issued 850,000 shares of stock for services valued at $79,000.

During the period ended June 30, 2023, the Company received $69,250 in payment for 1,850,000 shares of common stock.

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

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the six months ended June 30, 2024 the Company paid $1,044 in interest.

Payment Obligations

Amount

2024	2,088
2025	2,088
2026	2,088
2027	2,088
2028 to 2050	24,098

Total	$32,450

NOTE 8 – COMMITMENTS

In June 2024, the Company signed a new lease for office space at its existing location at 4837 Swift Rd Sarasota, FL 34231 at a rate of $804 per month. This lease can be terminated by the Company upon sixty days’ notice.

In April 2023, the Company signed a new lease for office space at its existing location at 4837 Swift Rd Sarasota, FL 34231 at a rate of $817 per month. This lease can be terminated by the Company upon sixty days’ notice.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	June 30, 2024	December 31, 2023
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	1,616,859	840,000
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of June 30, 2024, the payments due have not been extended and the Company plans to repay the notes in 2024.

Convertible Debt - Stockholders

	June 30, 2024	December 31, 2023

Principal	$1,616,859	$1,360,000
Beneficial Conversion Feature	(1,609,359)	(1,352,500)
Amortization of Debt Discount	1,128,178	567,218
Adjustment for ASU 2020-06	481,181	-
Convertible Debt - Stockholders, net	$1,616,859	$574,718

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

On May 20, 2024, the Company entered into a promissory note with a stockholder in the amount of $100,000. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (May 20,2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $100,000 at May 20, 2024 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

On May 20, 2024, the Company entered into a promissory note with a stockholder in the amount of $100,000. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (May 20,2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. The conversion feature of the note represented a beneficial conversion feature. A beneficial conversion with an intrinsic value of $100,000 at May 20, 2024 was determined by subtracting the conversion price from the common stock market price on that day and multiplying that amount by the number of shares the note is convertible into, was calculated as a beneficial conversion discount to the note, which is recorded as a debt discount and being amortized over the life of the loan.

All of the beneficial conversions features mentioned in the paragraphs above were included in the cumulative effect adjustment resulting from the adoption of ASU 2020-06.

Notes Payable - Related Parties

On December 31, 2021, the Company entered into a loan modification agreement with a director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of April 1, 2023. The Company was required to pay an extension penalty in the amount of $2,500. On September 30, 2022, the Company entered into a second loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning December 1, 2023. Subsequent to period end, on July 2, 2024, the Company entered into a third loan modification agreement with a director extending the maturity date to December 31, 2024. The Company was required to pay an extension penalty in the amount of $7,500.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2024, the Company’s assets were $1,502,984 compared to $1,458,565 in assets as of December 31, 2023.

This change in the Company’s financial condition can be primarily attributed to an increase in fixed assets of $208,414 due to the capitalization of the Cyberloq Platform and website development, and an increase in the Company’s prepaid expense from $44,564 to $56,231. This increase in fixed assets was partially offset by a decrease in the Company’s cash assets to $141,512 as of June 30, 2024 as opposed to $307,174 as of December 31, 2023, and a decrease in the company’s accounts receivable from $10,000 to $0.

As of June 30, 2024, the Company’s liabilities were $2,126,855 compared to $1,021,359 in liabilities as of December 31, 2023. This change in the Company’s financial condition can be primarily attributed to an increase in convertible debt of $256,859, related to the Company raising operating capital through the issuance of convertible notes. Additionally, as a result of adoption of ASU 2020-06 a cumulative adjustment of $481,181 was recognized. In addition, there was a decrease of $42,340 in accounts payable and accrued expenses, along with an increase of $105,696 in accrued interest.

Net cash used in operating activities for the six-month period ending June 30, 2024 was $324,107 compared to $248,267 for 2023. Cash provided by or used by operating activities is driven by our net loss and adjusted by non-cash items as well as changes in operating assets and liabilities. At June 30, 2024, there was $79,000 in stock compensation.

Net cash used by investing activities was $208,414 for the six months ended June 30, 2024 as compared to $306,691 for 2023.

Net cash provided by financing activities was $366,859 for the three months ended June 30, 2024 as compared to $574,250 for 2023.

The Company had gross revenue of $15,000 for the six months ended June 30, 2024 compared to gross revenue of $993 for the six months ended June 30, 2023, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2024. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Company revenue was $15,000 in the six months ended June 30, 2024 as compared to $993 for the six months ended June 30, 2023.

The Company’s operating expenses were $373,055 for the six months ended June 30, 2024 as compared to $191,175 for the six months ended June 30, 2023.

This increase in operating expenses was primarily due to an increase in professional fees which were $168,324 for the six months ended June 30, 2024, compared to $52,308 for the six months ended June 30, 2023. This increase in professional fees was due to the fact that in the first six months ended June 30, 2024 the Company had increased professional fees related to increased software development costs associated with upgrading the source code and infrastructure to accommodate increased capacity demands.

In addition, the Company experienced changes in expense categories as noted below.

Officers’ compensation was $122,500 for the six months ended June 30, 2024 as compared to $90,000 for the six months ended June 30, 2023. This increase was due to the officers monthly salary increasing as of July 31, 2023.

Computer and internet expenses were $17,779 for the six months ended June 30, 2024 as compared to $8,330 for the six months ended June 30, 2023.

Other operating expenses were $47,576 for the six months ended June 30, 2024 as compared to $27,700 for the six months ended June 30,2023. This increase in other operating expenses was due to up listing fees paid in the first and second quarters to OTC Markets and the recognition of bad debt.

Office supplies and expenses were $7,318 for the six months ended June 30, 2024, compared to $5,377 for the six months ended June 30, 2023.

Travel and entertainment expenses were $4,732 for the six months ended June 30, 2024, compared to $2,713 for the six months ended June 30, 2023.

Finally, there was no material changes in the Company’s rent expense in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

As a result of the foregoing, the Company experienced a net loss from operations of $358,055 in the six months ended June 30, 2024 compared to a net loss from operations of $190,182 in the six months ended June 30, 2023.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Company revenue was $0 in the three months ended June 30, 2024 as compared to $0 for the three months ended June 30, 2023.

The Company’s operating expenses were $162,020 for the three months ended June 30, 2024 as compared to $93,468 for the three months ended June 30, 2023. This increase in operating expenses was primarily due to an increase in officer compensation which was $60,000 for the three months ended June 30, 2024, compared to $45,000 for the three months ended June 30, 2023 due to the Board of Directors approving a salary increase for the Company’s President, an increase in professional fees which was $53,550 for the three months ended June 30, 2024 compared to $18,489 for the three months ended June 30, 2023 and an increase in other operating expense which was $26,194 for the three months ended June 30, 2024 compared to $16,359 for the three months ended June 30, 2023 In addition, the Company experienced changes in expense categories as noted below.

Other operating expenses were $26,194 for the three months ended June 30, 2024 as compared to $16,359 for the three months ended June 30, 2023. This increase in other operating expenses was due to OTC Market fees and recognition of bad debt.

Computer and internet expenses were $12,067 for the three months ended June 30, 2024 as compared to $4,782 for the three months ended June 30, 2023.

Finally, there were no material changes in the Company’s office supplies and expenses, rent and travel expenses in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

As a result of the foregoing, the Company experienced a net loss from operations of $162,020 in the three months ended June 30, 2024 compared to a net loss from operations of $93,468 in the three months ended June 30, 2023

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of 2024, the Company raised $110,000 for the operations of the Company through the unregistered sale of 2,100,000 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the six-months ended June 30, 2024, but not reported.

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

Date: August 20, 2024

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date: August 20, 2024

By:	/s/ Leon Hurst
Leon Hurst, Director

Date: August 20, 2024

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date: August 20, 2024

By:	/s/ Rex Schuette
Rex Schuette, Director

Date: August 20, 2024

