Form 10-K
period 2024-12-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2025-03-28
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56264

CYBERLOQ TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

000-56264	26-2118480
(Commission File Number)	(IRS Employer Identification No.)

4837 Swift Road Suite 210-1 Sarasota, FL	34231
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612)961-4536

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLOQ	OTC Pink

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

As of the date of this filing, there were 131,299,754 shares of the Issuer’s common stock issued and outstanding and held by approximately 142 shareholders, four of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 128,789,754  shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $7,095,846.

CyberloQ Technologies, Inc.

FORM 10-K

For The Year Ended December 31, 2024

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

The Company currently has two full-time employees, its President and Vice-President. There are no other employees of the Company at this time.

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

The Company has engaged an outside contractor to assist it in developing an information security policy and include an incident response plan. The Company is in the process of developing and implementing such policies and obtaining Service Organization Control Type 2 (SOC 2) compliance certification. The SOC II certification process involves a comprehensive assessment conducted by independent auditors to evaluate our systems and controls against established industry standards. As part of the certification process, the effectiveness of the Company’s information security policies and procedures to protect against unauthorized access, breaches, and data theft are assessed. The Company expects to achieve SOC 2 certification in the second quarter of 2025.

ITEM 2.	PROPERTIES

The Company’s corporate office is located at 4837 Swift Road Suite 210-1 Sarasota, FL 34231, and our telephone number is 612-961-4536. Rent is $804 per month including phone and internet.

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

Our common stock currently trades on the OTC Bulletin Board under the symbol “CLOQ.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal years 2024 and 2023, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2024 was $0.3485 per share. As of December 31, 2024, there were 144 shareholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	Fiscal Year 2024		Fiscal Year 2023
	High	Low	High	Low

First Quarter	$0.17	$0.09	$0.19	$0.02

Second Quarter	$0.17	$0.07	$0.14	$0.07

Third Quarter	$0.40	$0.11	$0.12	$0.06

Fourth Quarter	$0.40	$0.14	$0.14	$0.07

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2024, total assets were $1,842,701 compared to $1,458,565 in assets as of December 31, 2023. The Company’s fixed assets increased from $1,096,827 to $1,552,871 due to the capitalization of the CyberloQ Platform, and website development, while the Company’s prepaid expense did not change. In addition, the Company’s cash assets were $282,866 as of December 31, 2024 as opposed to $307,174 as of December 31, 2023.

As of December 31, 2024, liabilities were $2,831,229 compared to $1,021,359 in liabilities as of December 31, 2023. This increase in the Company’s liabilities was due to an increase in the Company’s convertible debt of $1,662,141, including $1,352,500 which was due to a change in accounting principal, an increase in accrued interest of $229,522, and decrease in accounts payable and accrued expenses of $34,454.

Net cash used in operating activities for 2024 was $715,123 compared to net cash used in operating activities for 2023 of $340,779. Cash used by operating activities is driven by our net loss, which was approximately $37,078 less than in 2023, and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments for 2024 include stock compensation of $79,000 and bad debt of $25,000.

Net cash used by investing activities for 2024 was $456,044 and was due to the Company capitalizing development costs for the CyberloQ platform as well as website development costs.

Net cash provided by financing activities was $1,146,859 for 2024 as compared to $1,449,250 for 2023. Proceeds from convertible debt were $876,859 in 2024 as compared to $1,300,000 for 2023. Conversely, proceeds from common stock issuance were $250,000 for 2024 as compared to $149,250 for 2023, and proceeds from common stock to be issued was $20,000 for 2024 as compared to $0 for 2023.

The Company had operating revenue of $15,000 in 2024 and is currently reliant on its ability to raise additional capital and/or debt to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2023. Unless the Company begins to generate operation revenue, it will be reliant on its ability to raise additional debt and/or capital in order to continue its operations.

Results of Operations for the Years Ended December 31, 2024 and 2023

The Company experienced a net loss of $989,452 for 2024 compared to net loss of $1,026,530 for 2023. This decrease in the Company’s net loss was primarily due to a change in accounting principle for amortization of debt discount offset by an increase in interest expense. The Company experienced an increase in loss from operations in 2024 as compared to 2023. Specifically, the Company experienced a loss from operations of $752,929 for 2024 compared to a loss from operations of $367,250 for 2023.

Service revenue was $15,000 for 2024 in comparison to $15,993 for 2023.

The increase in the Company’s loss from operations was primarily due to increases in all expense categories.

Professional fees were $299,504 in 2024, compared to $86,778 in 2023. This increase in professional fees was due to an increase in consulting services related to software development costs associated with upgrading the source code and infrastructure of its software to accommodate increased capacity demands, and the undertaking of SOC 2 compliance.

Officers’ compensation expense was $335,500 in 2024 as compared to $210,000 in 2023. This increase was due to an increase in officers’ compensation, and bonuses paid.

Computer and internet expenses were $51,893 in 2024 as compared to $18,927 in 2023. This increase was due to an increase in hosting costs associated with the Company’s web services.

Other operating expenses were $50,509 in 2024 as compared to $29,798 in 2023. This increase was due to an increase in bad debt.

Travel and entertainment expenses were $8,952 in 2024 as compared to $7,818 in 2023.

Office supplies and equipment were $11,715 in 2024 as compared to $9,313 in 2023.

For 2024, there were no material change in rent expense, as compared to 2023.

Although the Company’s loss from operations was $752,929 for 2024, the overall net loss of the Company was $989,452 for 2024.

In summary, total revenue was $15,000 for 2024, and the Company is currently reliant on its ability to raise additional debt and/or capital to continue execution of its business plan to move forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2025 will be highly-dependent upon the Company’s ability to enter into material revenue contracts with customers.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. We do not currently have any critical accounting estimates.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 in accordance with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There exists no information required to be disclosed in a report on Form 8-K during the three-month period ended December 31, 2024, but not reported.

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

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Enrico Giordano	66	Vice President & Director	Inception
Leon Hurst	57	Director	February 2020
Christopher Jackson	60	President, Sec., Treas. & Director	Inception

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.

(c) Identification of certain significant employees.

As of December 31, 2024, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

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

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, we believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2024.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company’s executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Inctv. Plan Comp	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson	2024	$123,000	$45,000	$-	$-	$-	$-	$-	$168,000
President, Secretary, Treasurer & Director (PEO & PFO)	2023	$120,000	-	$-	$-	$-	$-	$-	$120,000
Enrico Giordano	2024	$122,500	$45,000	$-	$-	$-	$-	$-	$167,500
VP & Director	2023	$90,000	$-	$-	$-	$-	$-	$-	$90,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company’s executive officers as of December 31, 2024.

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

Security Ownership of Management and Certain Beneficial Owners

The following table indicates the number of shares of both our common and preferred stock that were beneficially owned as of the date of filing, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of preferred stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants exercisable currently or that become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 128,789,754 beneficially owned shares of common stock outstanding as of the date of filing, and 20,000 beneficially owned shares of preferred stock outstanding on the date of filing . The address of each director and executive officer listed below is c/o CyberloQ Technologies, Inc., 4837 Swift Road Suite 210-1 Sarasota, FL 34231.

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Leon Hurst	5,248,363	4.1%	0	0%

Directors & Officers	Enrico Giordano(1)	5,400,000	4.2%	10,000	50.00%

Directors & Officers	Christopher Jackson(1)	5,900,000	4.6%	10,000	50.00%

	Officers & Directors as a group (4 persons)	16,548,363	12.9%	20,000	100%

5% Shareholders	Neil Berman	7,275,000	5.6%	0	0%

5% Shareholders	Frederick Andrieni Jr	7,250,000	5.6%	0	0%
5% Shareholders	The Estate of Rex Schuette	8,675,000	6.7%	0	0%

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

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2024, the Company had equity compensation plans with Christopher Jackson and Enrico Giordano. A summary table of the potential share issuances based upon these plans is set forth below:

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

* The 10,000,000 in options set forth in the above table are exercisable at 110% of the average of the closing bid price for the ten days preceding the Company’s achievement of each performance goal and must be exercised within five (5) years of the vesting date.

The employment contracts for Christopher Jackson and Enrico Giordano all include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2022 or 2023, and it is unknown whether or not the Company will meet the requisite performance conditions in 2024. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue. At December 31, 2024 and 2023, none of these options have been issued. On February 28, 2022, Mark Carten resigned from his officer position with the Company and is no longer eligible for the equity compensation plan.

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

On December 31, 2021, the Company entered into a loan modification agreement with the director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of January 1, 2024. Payments of $50,000 plus interest are due to be paid each calendar quarter beginning on July 1, 2023. On September 30, 2022, the Company entered into a loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning July 1, 2023. On September 30, 2023, the Company entered into a second loan modification agreement with the director extending the maturity date to August 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning December 1, 2023. On July 2, 2024, the Company entered into third loan modification agreement extending the maturity date to December 31, 2024. The Company was required to pay an extension penalty in the amount of $7,500. On December 19, 2024, the Company entered into a fourth loan modification agreement with the estate of the director extending the maturity date to April 15, 2025. The Company was required to pay an extension penalty in the amount of $7,500.

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

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2023 and December 31, 2024. All services provided by the Company’s independent registered accounting firm, Fruci & Associates II, PLLC, have been reviewed and approved by the Company’s Board of Directors.

	2024	2023
Audit Fees	$37,250	$33,750
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$37,250	$33,750

PART IV

ITEM 15.	EXHIBITS

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: March 28, 2025		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Enrico Giordano
Date: March 28, 2025		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: March 28, 2025		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: March 28, 2025		Christopher Jackson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cyberloq Technologies, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyberloq Technologies, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has history of net losses and accumulated deficits. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

March 28, 2025

CyberloQ Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$282,866	$307,174
Accounts receivable	-	10,000
Deposits and prepaids	6,964	44,564
Total Current Assets	289,830	361,738

Fixed Assets
Cyberloq platform	1,545,421	1,090,577
Website	7,450	6,250
Total Fixed Assets	1,552,871	1,096,827

Total Assets	$1,842,701	$1,458,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$24,452	$96,506
Accrued interest	352,468	132,685
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders, net	2,236,859	574,718
Loan payable - SBA	2,088	2,088
Total Current Liabilities	2,800,867	990,997

Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	2,831,229	1,021,359

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 128,789,754 and 122,589,759 shares issued and outstanding, respectively	128,790	122,590

Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be Issued: 2,450,000 and 2,450,000 common shares respectively	169,186	149,186
Additional Paid in Capital	7,395,362	8,475,062
Accumulated Deficit	(8,631,886)	(8,259,652)
Total Stockholders’ Equity (Deficit)	(988,528)	437,206

Total Liabilities and Stockholders’ Equity	$1,842,701	$1,458,565

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenue
Service Revenue	$-	$993
License fee	15,000	15,000
Total Revenue	15,000	15,993

Operational Expense
Professional Fees	299,504	86,778
Officer’s Compensation	335,500	210,000
Travel and Entertainment	8,952	7,818
Rent	9,856	9,573
Computer and Internet	51,893	18,927
Research	-	11,036
Office Supplies and Expenses	11,715	9,313
Other Operating Expenses	50,509	29,798
Total Operating Expenses	767,929	383,243

Loss from Operations	(752,929)	(367,250)

Other Income (Expense)
Interest	(236,523)	(94,684)
Amortization of debt discount	-	(564,596)
Total Other Income (Expenses)	(236,523)	(659,280)

Provision for Income Taxes	-	-

Net Loss	$(989,452)	$(1,026,530)

Loss per common share-Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	125,939,756	121,035,587

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2024 and December 31, 2023

	Common (Issued)		Common (Unissued)		Preferred Stock		Add’l Paid-In	Treasury	Common Stock To be	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Redeemed	Deficit	Total

Balance, as of December 31, 2022	119,089,754	$119,090	-	$149,186	20,000	$20	$7,031,812	$(50,000)	$-	$(7,233,122)	$16,986

Common stock issued for cash	3,450,000	3,450					145,800				149,250

Common stock issued for services	50,000	50					4,950				5,000

Beneficial conversion feature of convertible debt							1,292,500				1,292,500

Net loss for period ending December 31, 2023										(1,026,530)	(1,026,530)

Balance December 31, 2023	122,589,756	$122,590	-	$149,186	20,000	$20	$8,475,062	$(50,000)	$-	$(8,259,652)	$437,206

Common stock issued for cash	4,150,000	4,150	-	-	-	-	225,850	-	-	-	230,000

Common stock issued for services	850,000	850	-		-	-	78,150	-	-	-	79,000

Common stock issued for adjustment	200,000	200	-	-	-	-	(200)	-	-	-	-

Common stock issued for convertible debt	1,000,000	1,000	-	-	-	-	19,000	-	-	-	20,000

Common stock to be issued for convertible debt	-	-	-	20,000	-	-	-	-	-	-	20,000

Adjustment for change in accounting principle	-	-		-		-	(1,402,500)	-	-	617,218	(785,282)

Net loss for period ending December 31, 2024	-	-	-	-	-	-	-	-	-	(989,452)	(989,452)

Balance, December 31, 2024	128,789,756	$128,790	-	$169,186	20,000	$20	7,395,362	(50,000)	-	(8,631,886)	(988,528)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2024		2023
OPERATING ACTIVITIES
Net loss		$(989,452)		$(1,026,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		-		564,596
Stock Compensation		79,000		5,000
Bad Debt		25,000
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable		(15,000)		(10,000)
Decrease (increase) in deposits and prepaids		37,600		1,023
Increase (decrease) in accounts payable and accrued expenses		(72,054)		40,184
Increase (decrease) in accrued interest		219,783		84,948
Net Cash Used in Operating Activities		(715,123)		(340,779)

INVESTING ACTIVITIES
Internal software development		(454,844)		(800,363)
Website		(1,200)		(5,000)
Net cash provided by (used) in investing activities		(456,044)		(805,363)

FINANCING ACTIVITIES
Proceeds from sale of common stock issuance		250,000		149,250
Proceeds from sale of common stock to be issued		20,000		-
Proceeds from convertible debt		876,859		1,300,000
Net Cash Provided by Financing Activities		1,146,859		1,449,250

Net Increase (Decrease) in Cash and Equivalents		(24,308)		303,107
Cash and Equivalents at Beginning of the Period		307,174		4,067
Cash and Equivalents at End of the Period		$282,866		$307,174

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid		$16,740		$1,233
Income Taxes Paid	$		$

NON-CASH DISCLOSURES
Beneficial conversion feature	$			$12,292,500
Common stock issued for prepaid expense	$			$4,849
Common stock issued for convertible debt		$40,000		$-

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2024, and December 31, 2023, the Company had $32,866 and $57,174, respectively deposits in excess of federally-insured limits.

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

During the years ended December 31, 2024 and 2023, we capitalized $454,844 and $800,363, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the year ended December 31, 2023 the Company began capitalizing website development costs, which totaled $5,000. During the year ended December 31, 2024, the Company capitalized an additional $1,200.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $1,545,421 as of December 31, 2024.

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

As of December 31, 2024, and December 31, 2023, the Company had $0 in contract assets and contract liabilities.

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

Segment Reporting

The Company has not yet begun generating revenue from its planned principal operation and operates as a single reportable segment. The principal executive officer of the Company is the chief operating decision maker who assesses performance based on total expenses, cash flows and progress made towards the Cyberloq Secure Solution.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2024 and 2023 were $351 and $84, respectively.

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

At December 31, 2024 and December 31, 2023, the Company has no warrants outstanding, 10,000,000 options outstanding, but none of them have vested, are not exercisable and therefore not included, and had 99,842,927 and 67,000,000 convertible debt shares, respectively, that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

In June 2024, the Company signed an addendum to the 12-month lease above to extend it for an additional year at a rate of $804 per month.

Recent Accounting Pronouncements

During the year ended December 31, 2023, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  As a result of the adoption of ASU 2020-06 the Company recorded an adjustment an increase to retained earnings and a decrease to additional paid in capital in the amount of $617,218 as shown in the statement of equity as “adjustment for change in accounting for convertible debt” in the current year . The modified retrospective method was used, as such there was no changed to opening retained earnings.

During the year ended December 31, 2024, the Company adopted Accounting Standards Update (“ASU”) ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The update improves the disclosures about a public entity’s reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

NOTE 2 – SOFTWARE AND WEBSITE

Software and website, recorded at cost, consisted of the following:

	December 31, 2024	December 31, 2023
Cyberloq platform	$1,545,421	$1,090,577
Website	7,450	6,250
Software and computer equipment	-	-
Less: accumulated amortization	-	-

Fixed assets, net	$1,552,871	$1,096,827

Amortization expense was $0 and $0 for the years ended December 31, 2024 and 2023, respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $8,631,886 as of December 31, 2024 that includes a loss of $989,452 for the year ended December 31, 2024. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 300,000,000 shares of $.001 par value common stock authorized as of December 31, 2024 and had 200,000,000 shares of $.001 par value common stock authorized as of December 31, 2023.

During 2024, the Company received $230,000 in payment for 4,150,00 shares of common stock; issued 850,000 for services valued at $79,000; 1,000,000 shares of common stock for the conversion of $20,000 of convertible debt; recorded $20,000 as to be issued for conversion of convertible debt; and issued 200,000 shares of common stock as an adjustment to a previous issue.

During 2023, the Company received $149,250 in payment for 3,450,000 shares of common stock and issued 50,000 for services valued at $5,000

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

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the year ended December 31, 2024 and 2023 the Company paid $1,740 and$1,745 in interest, respectively.

Payment Obligations

Amount

2024	$2,088
2025	2,088
2026	2,088
2027 to 2050	26,186

Total	$32,450

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	December 31, 2024	December 31, 2023
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	2,236,859	840,000
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of December 31, 2024, the payments due have not been extended and the Company plans to repay the notes in 2025.

Convertible Debt - Stockholders

	December 31, 2024	December 31, 2023

Principal	$2,236,859	$1,360,000
Beneficial Conversion Feature	-	(1,352,500)
Amortization of Debt Discount	-	567,218
Adjustment for ASU 2020-06	-
Convertible Debt - Stockholders, net	$2,236,859	$574,718

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

On February 21, 2023, the Company entered into a convertible promissory note with a stockholder in the amount of $20,000. The note bears interest of 12.0% computed on a 365-day year and has a maturity date of one year from the date that the full amount of the note is paid to the Company (February 21, 2023). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time. On December 17, 2024 this note was assigned to another person and was paid in full by issuing 1,000,000 shares of common stock.

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

On October 10, 2024, the Company entered into a promissory note with a stockholder in the amount of $20,000. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (August 21,2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time.

On October 21, 2024, the Company entered into a promissory note with a stockholder in the amount of $20,000. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (August 21,2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time.

On November 8, 2024, the Company entered into a promissory note with a stockholder in the amount of $50,000. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (August 21,2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.10 per share. The Company may prepay the note at any time.

On December 9, 2024, the Company entered into a promissory note with a stockholder in the amount of $20,000. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (August 21,2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.02 per share. The Company may prepay the note at any time.

On December 19, 2024, the Company entered into a promissory note with a stockholder in the amount of $250,000. The note bears interest at 12.0% computed on a 365 day year, and a maturity date of one year from the date that the full amount of the note is paid to the Company (August 21,2024). At any time prior to the maturity date, or on the maturity date the unpaid principal balance is convertible at a price of $0.10 per share. The Company may prepay the note at any time.

Notes Payable - Related Parties

On December 31, 2021, the Company entered into a loan modification agreement with a director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of April 1, 2023. The Company was required to pay an extension penalty in the amount of $2,500. On September 30, 2022, the Company entered into a second loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning December 1, 2023. On September 30, 2023, the Company entered into a second loan modification agreement with the director extending the maturity date to August 1, 2024. Additionally, the Company paid $7,500 in accrued interest and will begin paying $50,000 plus accrued interest beginning December 1, 2023. On July 2, 2024, the Company entered into third loan modification agreement extending the maturity date to December 31, 2024. The Company was required to pay an extension penalty in the amount of $7,500. On December 19, 2024, the Company entered into a fourth loan modification agreement with the estate of the director extending the maturity date to April 15, 2025. The Company was required to pay an extension penalty in the amount of $7,500.

NOTE 10 – SUBSEQUENT EVENTS

On January 8, 2025, the Company issued 1,000,000 shares of common stock for conversion of convertible debt in the amount of $20,000, previously recorded as “to be issued”.

On January 16, 2025, the Company issued 200,000 shares of common stock as an adjustment to a previous issuance.

On February 3, 2025, the Company issued 800,000 shares of common stock for cash of $80,000.

On February 5, 2025, the Company issued 400,000 shares of common stock for cash of $40,000.

On February 11, 2025, the Company issued 500,000 shares of common stock for cash of $50,000.

On February 26, 2025, the Company issued 60,000 shares of common stock for cash of $6,000.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

