Form 10-Q
period 2025-03-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2025-05-13
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of the date of this filing, there were 131,462,254 shares of the Issuer’s common stock issued and outstanding and held by approximately 138 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended March 31, 2025

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

3

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash	$58,205	$282,866
Deposits and prepaids	35,484	6,964
Total Current Assets	93,689	289,830
Fixed Assets
CyberloQ platform	1,677,621	1,545,421
Website	8,725	7,450
Patents	21,497	-
Total Fixed Assets	1,707,843	1,552,871

Total Assets	$1,801,532	$1,842,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$45,142	$24,452
Accrued interest	425,638	352,468
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders, net	2,236,859	2,236,859
Loan payable - SBA	2,088	2,088
Total Current Liabilities	2,894,727	2,800,867
Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	2,925,089	2,831,229

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 131,862,254 and 128,789,754 shares issued and outstanding, respectively	131,863	128,790
Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be Issued: 1,450,000 and 2,450,000 common shares respectively	149,186	169,186
Additional Paid in Capital	7,618,290	7,395,362
Accumulated Deficit	(8,972,916)	(8,631,886)
Total Stockholders’ Equity	(1,123,557)	(988,528)

Total Liabilities and Stockholders’ Equity	$1,801,532	$1,842,701

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue
Service Revenue	$-	$-
License fees	-	15,000
Total Revenue	-	15,000

Operational Expense
Professional Fees	51,552	114,774
Officer’s Compensation	163,000	62,500
Travel and Entertainment	10,119	1,718
Rent	2,450	2,413
Computer and Internet	30,143	5,711
Office Supplies and Expenses	6,904	2,537
Other Operating Expenses	2,824	21,382
Total Operating Expenses	266,992	211,035

Loss from Operations	(266,992)	(196,035)

Other Income (Expense)
Interest	(74,040)	(50,773)
Other income	2	-
Total Other Income (Expenses)	(74,038)	(50,773)

Provision for Income Taxes	-	-

Net Loss	$(341,030)	(246,808)

Loss per common share-Basic and diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	131,533,921	125,439,756

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2024 to March 31, 2025

	Common		Common	Preferred		Add’l
	(Issued)		(Unissued)	Stock		Paid-In	Treasury	Accum.
	Shares	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2023	122,589,754	$122,590	$149,186	20,000	$20	$8,475,062	$(50,000)	$(8,259,652)	$437,206
Common stock issued for cash	2,000,000	2,000	-	-	-	98,000	-	-	100,000
Common stock issued for services	850,000	850				78,150			79,000
Net loss, March 31, 2024	-	-	-	-	-	-	-	(246,808)	(246,808)

Balance, March 31, 2024	125,439,754	125,440	149,186	20,000	20	8,651,212	(50,000)	(8,506,460)	369,398
Common stock issued for cash	100,000	100	-	-	-	9,900	-	-	10,000
Adjustment for change in accounting for convertible debt	-	-	-	-	-	(1,352,500)	-	567,218	(785,282)
Net loss, June, 30 2024	-	-	-	-	-	-	-	(217,987)	(217,987)

Balance, June 30, 2024	125,539,754	125,540	149,186	20,000	20	7,308,612	(50,000)	(8,157,229)	(623,871)
Common stock issued for cash	300,000	300	-	-	-	14,700	-	-	15,000
Net loss, September 30, 2024	-	-	-	-	-	-	-	(215,900)	(215,900)

Balance, September 30, 2024	125,839,754	$125,840	149,186	20,000	$20	$7,323,312	$(50,000)	$(8,373,129)	$(824,771)
Common stock issued for cash	1,750,000	1,750	-	-	-	103,250	-	-	105,000
Common stock issued for adjustment	200,000	200	-	-	-	(200)	-	-	-
Common stock issued for convertible debt	1,000,000	1,000	-	-	-	19,000	-	-	20,000
Common stock to be issued for convertible debt	-	-	20,000	-	-	-	-	-	20,000
Adjustment for change in accounting for convertible debt	-	-	-	-	-	(50,000)	-	50,000	-
Net loss, December 31, 2024	-	-	-	-	-	-	-	(308,757)	(308,757)

Balance, December 31, 2024	128,789,754	128,790	169,186	20,000	20	7,395,362	(50,000)	(8,631,886)	(988,528)
Common stock to be issued	1,000,000	1,000	(20,000)	-	-	19,000	-	-	-
Common stock issued for cash	2,072,500	2,073	-	-	-	203,928	-	-	206,001
Net loss, March 31, 2025	-	-	-	-	-	-	-	(341,030)	(341,030)

Balance, March 31, 2025	131,862,254	$131,863	$149,186	20,000	$20	$7,618,290	$(50,000)	$(8,972,916)	$(1,123,557)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2025	2024
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(341,030)	$(246,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	79,000
Bad Debt	-	-
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	-	(15,000)
Decrease (increase) in deposits and prepaids	(28,520)	(24,167)
Increase (decrease) in accounts payable and accrued expenses	20,690	(40,838)
Increase (decrease) in accrued interest	73,170	50,251
Net Cash Used in Operating Activities	(275,690)	(197,562)

INVESTING ACTIVITIES
Software	(132,200)	(91,264)
Website	(1,275)	(1,200)
Patents	(21,497)	-
Net cash provided by (used) in investing activities	(154,972)	(92,464)

FINANCING ACTIVITIES
Proceeds from sale of common stock	206,001	100,000
Proceeds from convertible debt	-	10,000
Net Cash Provided by Financing Activities	206,001	110,000

Net Increase (Decrease) in Cash and Equivalents	(224,661)	(180,026)
Cash and Equivalents at Beginning of the Period	282,866	307,174
Cash and Equivalents at End of the Period	$58,205	$127,148

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$870	$522
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Beneficial conversion feature	$-	$10,000
Common stock issued for convertible debt	$20,000	$-

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

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

CyberloQ is a banking fraud prevention technology that is offered to institutional clients in order to combat fraudulent transactions and unauthorized access to customer accounts. Through the use of a customer’s smart-phone, CyberloQ uses a multi-factor authentication system to control access to a bank card, transaction type or amount, website, database or digital service. The mobile applications for CyberloQ have been built and have been successfully integrated into the banking ecosystem.

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

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2025, and December 31, 2024, the Company had $0 and $32,866 in deposits in excess of federally-insured limits.

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

During the three months ended March 31, 2025, and 2024, we capitalized $132,200 and $91,264, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the period ended September 30, 2023, the Company began capitalizing website development costs, for the three month period ended March 31, 2025 and 2024 we capitalized $1,275 and $1,200.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the CyberloQ technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the CyberloQ Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $1,677,621 as of March 31, 2025.

Patent costs including those incurred to acquire patents, including legals costs, are capitalized and amortized using the straight line method over their estimated useful lives or statutory lives, whichever is shorter, and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. As of March 31, 2025, the Company has capitalized $21,497.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

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

As of March 31, 2025, and December 31, 2024, the Company had $0 in contract assets and contract liabilities.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended March 31, 2025, and 2024 were $1,384 and $0, respectively.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

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

At March 31, 2025 and December 31, 2024, the Company has no warrants outstanding, 10,000,000 options outstanding, but none of them have vested, are not exercisable and therefore not included, and had 99,842,927 and 99,842,927 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

NOTE 2 – INTANGIBLE ASSETS

Software, website and patents, recorded at cost, consisted of the following:

	March 31, 2025	December 31, 2024
CyberloQ platform	$1,677,621	$1,545,421
Website	8,725	7,450
Patent	21,497	-

Less: accumulated amortization	-	-

Fixed assets, net	$1,707,843	$1,552,871

The patents have not yet been issued and the website has not yet been put into service, as a result, amortization expense was $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $8,972,916 as of March 31, 2025 that includes a loss of $341,030 for the three months ended March 31, 2025. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

On September 1, 2022, the Company failed to make the stock redemption payment of $163,333 due under the agreement. Thereafter on September 13, 2022, as provided for by the agreement, the employee elected to declare the agreement terminated and null and void. As a result of the termination, all of the not-yet-redeemed shares became immediately freely transferable by the employee without restriction. The Company then released the restriction on the shares and eliminated the liabilities and shares to be redeemed on the balance sheet. On February 13, 2024, the Superior Court of New Jersey entered an order granting the request of CyberloQ Technologies, Inc., a Nevada corporation (the “Company”) to dismiss the matter of Mark Carten v. CyberloQ Technologies, Inc. (UNN-L-3456-22) which was related to the Separation and Release of Claims Agreement. On February 13, 2024, the litigation was dismissed without prejudice and is no longer pending.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 300,000,000 shares of $.001 par value common stock authorized as of March 31, 2025 and had 200,000,000 shares of $.001 par value common stock authorized as of March 31, 2024.

During the three month period ended March 31, 2025, the Company received $206,001 in payment for 2,072,500 shares of common stock and issued 1,000,000 shares of stock previously recorded as “to be issued”.

During the three month period ended March 31, 2024, the Company received $44,000 in payment for 1,100,000 shares of common stock.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the three months ended March 31, 2025 the Company paid $870 in interest.

Payment Obligations
Amount

2025	2,088
2026	2,088
2027	2,088
2028	2,088
2029 to 2050	24,098

Total	$32,450

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	March 31, 2025	December 31, 2024
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	2,236,859	2,236,859
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of March 31, 2025, the payments due have not been extended and the Company plans to repay the notes in 2025.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2025

Convertible Debt - Stockholders

	March 31, 2025	December 31, 2024

Principal	$2,236,859	$2,236,859
Beneficial Conversion Feature	-	-
Amortization of Debt Discount	-	-
Adjustment for ASU 2020-06	-	-
Convertible Debt - Stockholders, net	$2,236,859	$2,236,859

As of March 31, 2025 the Company had the following convertible debt outstanding:

Issuance Date	Principal	Maturity Date	Conversion Terms
12/26/2022	30,000.00	12/16/2023	0.02
12/14/2022	30,000.00	12/16/2023	0.02
1/13/2023	50,000.00	12/31/2023	0.02
2/1/2023	10,000.00	2/1/2024	0.02
2/1/2023	100,000.00	2/2/2024	0.02
2/21/2023	-	2/21/2024	0.02
2/24/2023	50,000.00	2/24/2024	0.02
4/4/2023	50,000.00	4/4/2024	0.02
5/17/2023	45,000.00	5/17/2024	0.02
5/17/2023	30,000.00	5/17/2024	0.02
6/3/2023	50,000.00	5/17/2024	0.02
6/5/2023	100,000.00	6/5/2024	0.02
8/2/2023	50,000.00	8/3/2024	0.02
8/3/2023	30,000.00	8/3/2024	0.02
8/20/2023	45,000.00	8/3/2024	0.02
8/29/2023	150,000.00	8/27/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/23/2023	50,000.00	10/31/2024	0.02
11/16/2023	60,000.00	11/30/2024	0.02
12/18/2023	15,000.00	12/31/2024	0.02
12/19/2023	15,000.00	12/31/2024	0.02
12/20/2023	10,000.00	12/31/2024	0.02
12/21/2023	10,000.00	12/31/2024	0.02
12/22/2023	10,000.00	12/31/2024	0.02
12/26/2023	300,000.00	12/31/2024	0.02
1/6/2024	10,000.00	1/11/2025	0.02
4/1/2024	26,859.00	4/30/2025	0.02
4/1/2024	-	4/30/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/22/2024	100,000.00	8/22/2025	0.02
10/10/2024	20,000.00	10/31/2025	0.02
10/18/2024	20,000.00	10/31/2025	0.02
11/8/2024	50,000.00	11/8/2025	0.10
12/9/2024	20,000.00	12/9/2025	0.02
12/19/2024	250,000.00	12/19/2025	0.10
Total	2,236,859

Notes Payable - Related Parties

On December 31, 2021, the Company entered into a loan modification agreement with a director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of April 1, 2023. The Company was required to pay an extension penalty in the amount of $2,500. On September 30, 2022, the Company entered into a second loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning December 1, 2023. On September 30, 2023, the Company entered into a second loan modification agreement with the director extending the maturity date to August 1, 2024. Additionally, the Company paid $7,500 in accrued interest and will begin paying $50,000 plus accrued interest beginning December 1, 2023. On July 2, 2024, the Company entered into third loan modification agreement extending the maturity date to December 31, 2024. The Company was required to pay an extension penalty in the amount of $7,500. On December 19, 2024, the Company entered into a fourth loan modification agreement with the estate of the director extending the maturity date to April 15, 2025. The Company was required to pay an extension penalty in the amount of $7,500. On May 6, 2025, the Company entered into a fifth loan modification agreement with the estate of the director in which the Company will make quarterly interest payments of $7,500, any additional payments will be applied to the outstanding principal. So long as the quarterly interest payments are made the terms will be in effect until the note and accrued interest are paid in full.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Board of Directors voted and approved issuing a new class of Preferred Shares, but it has not been formalized with the Nevada Secretary of State, nor the Transfer Agent. It will be completed in the second quarter of 2025.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2024. Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2025, the Company’s assets were $1,801,532 compared to $1,842,701 in assets as of December 31, 2024.

This change in the Company’s financial condition can be primarily attributed to an increase in intangible assets of $154,972 due to the capitalization of the CyberloQ Platform, website development and the acquisition of patents, and an increase in the Company’s prepaid expense from $6,964 to $35,484. This increase in fixed assets was partially offset by a decrease in the Company’s cash assets to $58,270 as of March 31, 2025 as opposed to $282,866 as of December 31, 2024.

As of March 31 2025, the Company’s liabilities were $2,925,089 compared to $2,831,229 in liabilities as of December 31, 2024. This change in the Company’s financial condition can be primarily attributed to an increase of $20,690 in accounts payable and accrued expenses, along with an increase of $73,170 in accrued interest.

Net cash used in operating activities for the three-month period ending March 31, 2025, was $275,690 compared to $197,562 for 2024. Cash provided by or used by operating activities is driven by our net loss and adjusted by noncash items as well as changes in operating assets and liabilities. At March 31, 2025, there are no non cash adjustments.

Net cash used by investing activities was $154,972 for the three months ended March 31, 2025 as compared to $92,464 for 2024.

Net cash provided by financing activities was $206,001 for the three months ended March 31, 2025 as compared to $110,000 for 2024.

The Company had gross revenue of $0 for the three months ended March 31, 2025 compared to gross revenue of $15,000 for the three months ended March 31, 2024, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2025. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Company revenue was $0 in the three months ended March 31, 2025 as compared to $15,000 for the three months ended March 31, 2024. This was due to the services agreement with QRails, Inc no longer being in effect.

The Company’s operating expenses were $266,992 for the three months ended March 31, 2025 as compared to $211,035 for the three months ended March 31, 2024. This increase in operating expenses was primarily due to an increase in officers compensation which was $163,000 for the three months ended March 31, 2025 compared to $62,500 for the three months ended March 31, 2024 related to a bonus approved by the Board of Directors. This was partially offset by a decrease in professional fees which was $51,552 for the three months ended March 31, 2025 as compared to $114,774 for the three months ended March 31, 2024 which was due to an issuance of common stock for services that occurred in the first quarter of 2024.

In addition, there was an increase in computer and internet expense which was $30,143 for the three months ended March 31, 2025 compared to $5,711 for the three months ended March 31, 2024. Due to an increase in hosting costs associated with the Company’s web services.

In addition, the Company experienced changes in expense categories as noted below.

Travel expenses were $10,119 for the three months ended March 31, 2025 as compared to $1,718 for the three months ended March 31, 2024.

Other operating expenses were $2,824 for the three months ended March 31, 2025 as compared to $21,382 for the three months ended March 31, 2024.

Office supplies and expenses were $6,904 for the three months ended March 31, 2025 as compared to $2,537 for the three months ended March 31, 2024.

Finally, there were no material change in the Company’s rent expense in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

As a result of the foregoing, the Company experienced a net loss from operations of $266,992 in the three months ended March 31, 2025 compared to a net loss from operations of $196,035 in the three months ended March 31, 2024.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2025, the Company raised $206,001 for the operations of the Company through the unregistered sale of 2,072,500 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended March 31, 2025, but not reported.

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

Date: May 13, 2025

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date: May 13, 2025

By:	/s/ Leon Hurst
Leon Hurst, Director

Date: May 13, 2025

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date: May 13, 2025

