Form 10-Q
period 2025-06-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2025-08-13
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of the date of this filing, there were 131,612,254 shares of the Issuer’s common stock issued and outstanding and held by approximately 144 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares  of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended June 30, 2025

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

3

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash	$86,454	$282,866
Deposits and prepaids	46,479	6,964
Total Current Assets	132,933	289,830
Fixed Assets
CyberloQ platform	1,836,621	1,545,421
Website	14,195	7,450
Patents	21,497	-
Total Fixed Assets	1,872,313	1,552,871

Total Assets	$2,005,246	$1,842,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$99,506	$24,452
Accrued interest	497,449	352,468
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders, net	2,540,000	2,236,859
Loan payable - SBA	2,088	2,088
Total Current Liabilities	3,324,043	2,800,867
Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	3,354,405	2,831,229

Commitments and Contingencies		-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 131,962,254 and 128,789,754 shares issued and outstanding, respectively	131,963	128,790
Preferred Stock $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be Issued: 1,450,000 and 2,450,000 common shares respectively	156,686	169,186
Additional Paid in Capital	7,628,190	7,395,362
Accumulated Deficit	(9,216,018)	(8,631,886)
Total Stockholders’ Equity	(1,349,159)	(988,528)

Total Liabilities and Stockholders’ Equity	$2,005,246	$1,842,701

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$-	$-	$-	$-
License fees	-	-	-	15,000
Total Revenue	-	-	-	15,000

Operational Expense
Professional Fees	62,014	53,550	113,566	168,324
Officer’s Compensation	63,000	60,000	226,000	122,500
Travel and Entertainment	220	3,014	10,339	4,732
Rent	2,612	2,413	5,063	4,826
Computer and Internet	27,195	12,067	57,338	17,779
Office Supplies and Expenses	3,075	4,782	9,979	7,318
Other Operating Expenses	5,153	26,194	7,977	47,576
Total Operating Expenses	163,269	162,020	430,262	373,055

Loss from Operations	(163,269)	(162,020)	(430,262)	(358,055)

Other Income (Expense)
Interest	(79,833)	(55,967)	(153,873)	(106,741)
Other income	-	-	2	-
Total Other Income (Expenses)	(79,833)	(55,967)	(153,871)	(106,741)

Provision for Income Taxes	-	-	-	-

Net Loss	$(243,102)	$(217,987)	$(584,133)	$(464,796)

Loss per common share-Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	131,962,254	125,539,756	131,748,087	125,489,756

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2024 to June 30, 2025

	Common		Common	Preferred		Add’l
	(Issued)		(Unissued)	Stock		Paid-In	Treasury	Accum.
	Shares	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2023	122,589,754	$122,590	$149,186	20,000	$20	$8,475,062	$(50,000)	$(8,259,652)	$437,206
Common stock issued for cash	2,000,000	2,000	-	-	-	98,000	-	-	100,000
Common stock issued for services	850,000	850				78,150			79,000
Net loss, March 31, 2024	-	-	-	-	-	-	-	(246,808)	(246,808)

Balance, March 31, 2024	125,439,754	125,440	149,186	20,000	20	8,651,212	(50,000)	(8,506,460)	369,398
Common stock issued for cash	100,000	100	-	-	-	9,900	-	-	10,000
Adjustment for change in accounting for convertible debt	-	-	-	-	-	(1,352,500)	-	567,218	(785,282)
Net loss, June, 30 2024	-	-	-	-	-	-	-	(217,987)	(217,987)

Balance, June 30, 2024	125,539,754	125,540	149,186	20,000	20	7,308,612	(50,000)	(8,157,229)	(623,871)
Common stock issued for cash	300,000	300	-	-	-	14,700	-	-	15,000
Net loss, September 30, 2024	-	-	-	-	-	-	-	(215,900)	(215,900)

Balance, September 30, 2024	125,839,754	$125,840	149,186	20,000	$20	$7,323,312	$(50,000)	$(8,373,129)	$(824,771)
Common stock issued for cash	1,750,000	1,750	-	-	-	103,250	-	-	105,000
Common stock issued for adjustment	200,000	200	-	-	-	(200)	-	-	-
Common stock issued for convertible debt	1,000,000	1,000	-	-	-	19,000	-	-	20,000
Common stock to be issued for convertible debt	-	-	20,000	-	-	-	-	-	20,000
Adjustment for change in accounting for convertible debt	-	-	-	-	-	(50,000)	-	50,000	-
Net loss, December 31, 2024	-	-	-	-	-	-	-	(308,757)	(308,757)

Balance, December 31, 2024	128,789,754	128,790	169,186	20,000	20	7,395,362	(50,000)	(8,631,886)	(988,528)
Common stock to be issued	1,000,000	1,000	(20,000)	-	-	19,000	-	-	-
Common stock issued for cash	2,072,500	2,073	-	-	-	203,928	-	-	206,001
Net loss, March 31, 2025	-	-	-	-	-	-	-	(341,030)	(341,030)

Balance, March 31, 2025	131,862,254	131,863	149,186	20,000	20	$7,618,290	(50,000)	(8,972,916)	(1,123,557)
Common stock issued for cash	100,000	100	-	-	-	9,900	-	-	10,000
Common stock to be issued	-	-	7,500	-	-	-	-	-	7,500
Net Loss, June 30, 2025								(243,102)	(243,102)
Balance, June 30, 2025	131,962,254	$131,963	$156,868	20,000	$20	$7,628,190	$(50,000)	$(9,216,018)	$(1,349,159)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2025		2024
		(unaudited)		(unaudited)
OPERATING ACTIVITIES
Net loss		$(584,133)		$(464,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation		-		79,000
Bad Debt		-		25,000
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable		-		(15,000)
Decrease (increase) in deposits and prepaids		(39,515)		(11,667)
Increase (decrease) in accounts payable and accrued expenses		75,055		(42,340)
Increase (decrease) in accrued interest		144,981		105,696
Net Cash Used in Operating Activities		(403,612)		(324,107)

INVESTING ACTIVITIES
Software		(291,200)		(207,214)
Website		(6,745)		(1,200)
Patents		(21,497)
Net cash provided by (used) in investing activities		(319,442)		(208,414)

FINANCING ACTIVITIES
Proceeds from sale of common stock		216,001		110,000
Proceeds from sale of common stock to be issued		7,500		-
Proceeds from convertible debt		303,141		256,859
Net Cash Provided by Financing Activities		526,642		366,859

Net Increase (Decrease) in Cash and Equivalents		(196,412)		(165,662)
Cash and Equivalents at Beginning of the Period		282,866		307,174
Cash and Equivalents at End of the Period		$86,454		$141,512

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid		$8,370		$1,044
Income Taxes Paid	$		$

NON-CASH DISCLOSURES
Beneficial conversion feature	$		$
Common stock issued for convertible debt		$20,000		$-

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six Months Ended June 30, 2025

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six Months Ended June 30, 2025

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2025, and December 31, 2024, the Company had $0 and $32,866 in deposits in excess of federally-insured limits.

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

During the six months ended June 30, 2025, and 2024, we capitalized $291,200 and $207,214, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the period ended September 30, 2023, the Company began capitalizing website development costs, for the six month period ended June 30, 2025 and 2024 we capitalized $6,745 and $1,200.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the CyberloQ technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the CyberloQ Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $1,836,621 as of June 30, 2025.

Patent costs including those incurred to acquire patents, including legals costs, are capitalized and amortized using the straight line method over their estimated useful lives or statutory lives, whichever is shorter, and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. As of June 30, 2025, the Company has capitalized $21,497.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six Months Ended June 30, 2025

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

As of June 30, 2025, and December 31, 2024, the Company had $0 in contract assets and contract liabilities.

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

For the Six Months Ended June 30, 2025

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the six-months ended June 30, 2025, and 2024 were $1,384 and $351, respectively.

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

For the Six Months Ended June 30, 2025

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

At June 30, 2025 and December 31, 2024, the Company has no warrants outstanding, 10,000,000 options outstanding, but none of them have vested, are not exercisable and therefore not included, and had 104,674,341 and 99,842,927 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

NOTE 2 – INTANGIBLE ASSETS

Software, website and patents, recorded at cost, consisted of the following:

	June 30, 2025	December 31, 2024
CyberloQ platform	$1,836,621	$1,545,421
Website	14,195	7,450
Patent	21,497	-
Less: accumulated amortization	-	-
Fixed assets, net	$1,872,313	$1,552,871

The patents have not yet been issued and the website has not yet been put into service, as a result, amortization expense was $0 and $0 for the six months ended June 30, 2025 and 2024, respectively.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six Months Ended June 30, 2025

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $9,216,018 as of June 30, 2025 that includes a loss of $584,133 for the six months ended June 30, 2025. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 300,000,000 shares of $.001 par value common stock authorized as of June 30, 2025 and had 200,000,000 shares of $.001 par value common stock authorized as of June 30, 2024.

During the three month period ended June 30, 2025, the Company received $10,000 in payment for 100,000 shares of common stock and $7,500 in payment of 150,000 shares of stock recorded as “to be issued”.

During the three month period ended June 30, 2024, the Company received $10,000 in payment for 100,000 shares of common stock.

Treasury Stock

On February 28, 2022, the Company entered into a settlement agreement with a prior employee, officer and director resulting in treasury stock of 500,000 shares valued at $50,000. (See Note 5)

Preferred Stock

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

On February 28, 2022, the 10,000 Series A Preferred Stock held by Mark Carten were redeemed by the Company and returned to treasury.

On May 29, 2025, the Company amended its articles of incorporation to create a new class of stock designated Series B Convertible Preferred Stock consisting of fifty-thousand (50,000) shares at par value of $0.001 per share. Certain rights, preferences, privileges and restrictions were established for the Series B Convertible Preferred Stock as follows: (a) the amount to be represented in stated capital at all times for each share of Series A Preferred Stock shall be its par value of $0.001 per share; (b) except as otherwise required by applicable law, holders of shares of Series B Convertible Preferred Stock shall have no voting rights and shall not be entitled to notice of any meeting of shareholders or to vote upon any matter submitted to shareholders for a vote; (c) upon the occurrence of a sale of the Company, including a merger, acquisition, or sale of all or substantially all of the Company’s assets, each share of Series B Preferred Stock shall automatically convert into one thousand (1,000) shares of the Company’s common stock without any further action by the holder thereof. Such conversion shall be automatic and effective immediately prior to the closing of such sale; and (d) in the event of any liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the Series B Convertible Preferred Stock shall have no liquidation preference over any other class or series of shares of the Company and shall only be entitled to receive an amount per share equal to the amount paid or credited as paid on such shares and on a pari passu basis with the holders of Common Shares and any other class or series of shares ranking equally with the Series B Convertible Preferred Shares.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six Months Ended June 30, 2025

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the six months ended June 30, 2025 the Company paid $870 in interest.

Payment Obligations
Amount

2025	$2,088
2026	2,088
2027	2,088
2028	2,088
2029 to 2050	24,098

Total	$32,450

NOTE 8 – COMMITMENTS

In May 2025, the Company signed a new lease for office space at its existing location at 4837 Swift Rd Sarasota, FL 34231 at a rate of $857.60 per month. This lease can be terminated by the Company upon sixty days’ notice.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	June 30, 2025	December 31, 2024
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	2,540,000	2,236,859
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of June 30, 2025, the payments due have not been extended and the Company plans to repay the notes in 2025.

Convertible Debt - Stockholders

	June 30, 2025	December 31, 2024

Principal	$2,540,000	$2,236,859
Beneficial Conversion Feature	-	-
Amortization of Debt Discount	-	-
Adjustment for ASU 2020-06	-	-
Convertible Debt - Stockholders, net	$2,540,000	$2,236,859

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six Months Ended June 30, 2025

As of June 30, 2025 the Company had the following convertible debt outstanding:

Issuance Date	Principal	Maturity Date	Conversion Terms
12/26/2022	30,000.00	12/16/2023	0.02
12/14/2022	30,000.00	12/16/2023	0.02
1/13/2023	50,000.00	12/31/2023	0.02
2/1/2023	10,000.00	2/1/2024	0.02
2/1/2023	100,000.00	2/2/2024	0.02
2/21/2023	-	2/21/2024	0.02
2/24/2023	50,000.00	2/24/2024	0.02
4/4/2023	50,000.00	4/4/2024	0.02
5/17/2023	45,000.00	5/17/2024	0.02
5/17/2023	30,000.00	5/17/2024	0.02
6/3/2023	50,000.00	5/17/2024	0.02
6/5/2023	100,000.00	6/5/2024	0.02
8/2/2023	50,000.00	8/3/2024	0.02
8/3/2023	30,000.00	8/3/2024	0.02
8/20/2023	45,000.00	8/3/2024	0.02
8/29/2023	150,000.00	8/27/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/23/2023	50,000.00	10/31/2024	0.02
11/16/2023	60,000.00	11/30/2024	0.02
12/18/2023	15,000.00	12/31/2024	0.02
12/19/2023	15,000.00	12/31/2024	0.02
12/20/2023	10,000.00	12/31/2024	0.02
12/21/2023	10,000.00	12/31/2024	0.02
12/22/2023	10,000.00	12/31/2024	0.02
12/26/2023	300,000.00	12/31/2024	0.02
1/6/2024	10,000.00	1/11/2025	0.02
4/1/2024	26,859.00	4/30/2025	0.02
4/1/2024	-	4/30/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/22/2024	100,000.00	8/22/2025	0.02
10/10/2024	20,000.00	10/31/2025	0.02
10/18/2024	20,000.00	10/31/2025	0.02
11/8/2024	50,000.00	11/8/2025	0.10
12/9/2024	20,000.00	12/9/2025	0.02
12/19/2024	250,000.00	12/19/2025	0.10
04/03/2025	123,141.47	4/03/2026	.10
05/19/2025	100,000	5/19/2026	.05
06/24/2025	30,000	6/25/2026	.05
06/26/2025	40,000	6/26/2026	.05
06/30/2025	10,000	6/30/2025	.05
Total	2,540,000

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

NOTE 10 – SUBSEQUENT EVENTS

On July 8, 2025, the President of the Company entered into a convertible note payable with the Company in an amount of $25,000. The note bears interest rate of zero percent (0%), has a maturity date of July 8, 2026, and a conversion rate of $0.05

On July 30, 2025, the Company entered into a convertible note payable with a shareholder in the amount of $100,000. The note bears interest at twelve percent (12%), has a maturity date of July 30, 2026, and a conversion rate of $0.05.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2025, the Company’s assets were $2,005,246 compared to $1,842,701 in assets as of December 31, 2024.

This change in the Company’s financial condition can be primarily attributed to an increase in intangible assets of $291,200 due to the capitalization of the CyberloQ Platform, $6,744 due to website development $21,497 due to the acquisition of patents, and an increase in the Company’s prepaid expense from $6,964 to $46,479 due to commission advances paid to salespersons. This increase in fixed assets was partially offset by a decrease in the Company’s cash assets to $86,454 as of June 30, 2025 as opposed to $282,866 as of December 31, 2024.

As of June 30 2025, the Company’s liabilities were $3,354,405 compared to $2,831,229 in liabilities as of December 31, 2024. This change in the Company’s financial condition can be attributed to an increase of $303,141 in convertible debt, an increase of $144,981 in accrued interest and $75,054 in accounts payable and accrued expenses.

Net cash used in operating activities for the six-month period ending June 30, 2025, was $403,612 compared to $324,107 for 2024. Cash provided by or used by operating activities is driven by our net loss and adjusted by noncash items as well as changes in operating assets and liabilities. At June 30, 2025, there are no non cash adjustments.

Net cash used by investing activities was $319,442 for the six months ended June 30, 2025 as compared to $208,414 for 2024.

Net cash provided by financing activities was $526,642 for the six months ended June 30, 2025 as compared to $366,859 for 2024.

The Company had gross revenue of $0 for the six months ended June 30, 2025 compared to gross revenue of $15,000 for the three months ended June 30, 2024, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2025. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

Company revenue was $0 in the six months ended June 30, 2025 as compared to $15,000 for the three months ended June 30, 2024. This was due to the services agreement with QRails, Inc no longer being in effect.

The Company’s operating expenses were $430,262 for the six months ended June 30, 2025 as compared to $373,055 for the six months ended June 30, 2024. This increase in operating expenses was primarily due to an increase in officers compensation which was $226,000 for the six months ended June 30, 2025 compared to $122,500 for the six months ended June 30, 2024 related to a bonus approved by the Board of Directors that was issued in the first quarter of 2025.

In addition, there was an increase in computer and internet expense which were $57,338 for the six months ended June 30, 2025 compared to $17,779 for the six months ended June 30, 2024. This increase was due to an increase in hosting costs associated with the Company’s web services.

These increases were partially offset by a decrease in professional fees which were $113,566 for the six months ended June 30, 2025 as compared to $168,324 for the six months ended June 30, 2024 due to an issuance of common stock for services that occurred in the first quarter of 2024 as well as a decrease in other operating expenses which were $7,977 for the six months ended June 30, 2025 as compared to $47,576 for the six months ended June 30, 2024 primarily due to bad debt and dues and subscriptions in 2024.

In addition, the Company experienced changes in expense categories as noted below.

Travel expenses were $10,339 for the six months ended June 30, 2025 as compared to $4,732 for the six months ended June 30, 2024.

Office supplies and expenses were $5,063 for the six months ended June 30, 2025 as compared to $7,318 for the six months ended June 30, 2024.

Finally, there were no material change in the Company’s rent expense in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

As a result of the foregoing, the Company experienced a net loss from operations of $548,133 in the six months ended June 30, 2025 compared to a net loss from operations of $464,796 in the six months ended June 30, 2024. The overall net loss for the six months ended June 30, 2025 was $584,133 due to interest expense of $153,873, as compared to overall net loss of $464,796 for the six month period ended June 30, 2024.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Company revenue was $0 in the three months ended June 30, 2025 as compared to $0 for the three months ended June 30, 2024.

The Company’s operating expenses were $163,269 for the three months ended June 30, 2025 as compared to $162,020 for the three months ended June 30, 2024.

Computer and internet expenses were $27,195 for the three months ended June 30, 2025 as compared to $12,067 for the three months ended June 30, 2024. This increase was due to an increase in hosting costs associated with the Company’s web services.

Professional fees were $62,014 for the three months ended June 30, 2025 as compared to $53,550 for the three months ended June 30, 2024.

Officer’s compensation was $63,000 for the three months ended June 30, 2025 as compared to $60,000 for the three months ended June 30, 2024.

Other operating expenses were $5,153 for the three months ended June 30, 2025 as compared to $26,194 for the three months ended June 30, 2024 primarily due to bad debt and dues and subscriptions in 2024.

Travel expenses were $220 for the three months ended June 30, 2025 as compared to $3,014 for the three months ended March 31, 2024.

Office supplies and expenses were $3,075 for the three months ended June 30, 2025 as compared to $4,782 for the three months ended June 30, 2024.

Finally, there were no material change in the Company’s rent expense in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

As a result of the foregoing, the Company experienced a net loss from operations of $243,102 in the three months ended June 30, 2025 compared to a net loss from operations of $217,987 in the three months ended June 30, 2024. The overall net loss for the three months ended June 30, 2025 was $243,102 due to interest expense of $79,833, as compared to overall net loss of $217,987 for the three month period ended June 30, 2024.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of 2025, the Company raised $206,001 for the operations of the Company through the unregistered sale of 2,072,500 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the six-months ended June 30, 2025, but not reported.

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

Date: August 13, 2025

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date: August 13, 2025

By:	/s/ Leon Hurst
Leon Hurst, Director

Date: August 13, 2025

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date: August 13, 2025

