Form 10-Q
period 2025-09-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2025-11-14
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of the date of this filing, there were 132,712,254 shares of the Issuer’s common stock issued and outstanding and held by approximately 144 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended September 30, 2025

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

3

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash	$102,626	$282,866
Deposits and prepaids	43,474	6,964
Total Current Assets	146,100	289,830
Fixed Assets
CyberloQ platform	1,992,721	1,545,421
Website	13,468	7,450
Patents	21,497	-
Total Fixed Assets	2,027,686	1,552,871

Total Assets	$2,173,786	$1,842,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$89,363	$24,452
Accrued interest	584,246	352,468
Note Payable – Stockholders	35,000	35,000
Note Payable – Related Party	150,000	150,000
Convertible debt – Stockholders	2,865,000	2,236,859
Loan payable - SBA	2,088	2,088
Total Current Liabilities	3,725,697	2,800,867
Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	3,756,059	2,831,229

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock: $0.001 par value,200,000,000 shares authorized; 133,162,254 and 128,789,754 shares issued and outstanding, respectively	133,163	128,790
Preferred Stock, Series A $0.001 per value - 30,000 shares authorized; 20,000 issued and outstanding	20	20
Treasury stock	(50,000)	(50,000)
Shares to be issued: Common:1,450,000 and 2,450,000 common shares respectively. Preferred, Series B:5,000 and 0 respectively	156,186	169,186
Additional Paid in Capital	7,640,490	7,395,362
Accumulated Deficit	(9,462,132)	(8,631,886)
Total Stockholders’ Equity	(1,582,273)	(988,528)

Total Liabilities and Stockholders’ Equity	$2,173,786	$1,842,701

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Service Revenue	$-	$-	$-	$-
License fees	-	-	-	15,000
Total Revenue	-	-	-	15,000

Operational Expense
Professional Fees	51,388	60,162	164,729	228,486
Officer’s Compensation	63,000	60,000	289,000	182,500
Travel and Entertainment	149	1,779	10,488	6,510
Rent	2,573	2,580	7,635	7,405
Computer and Internet	16,238	15,664	73,576	33,443
Office Supplies and Expenses	4,097	2,897	14,077	10,216
Other Operating Expenses	13,123	1,283	21,326	48,859
Amortization	727	-	727	-
Total Operating Expenses	151,295	144,365	581,558	517,419

Loss from Operations	(151,295)	(144,365)	(581,558)	(502,419)

Other Income (Expense)
Interest	(94,819)	(71,535)	(248,692)	(178,275)
Other income	-	-	2	-
Total Other Income (Expenses)	(94,819)	(71,535)	(248,690)	(178,275)

Provision for Income Taxes	-	-	-	-

Net Loss	$(246,114)	(215,900)	(830,248)	(680,694)

Loss per common share-Basic and diluted	$(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	132,795,587	125,636,756	132,097,254	125,539,756

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2024 to September 30, 2025

	Common		All stock	Preferred		Add’l
	(Issued)		(Unissued)	Stock		Paid-In	Treasury	Accum.
	Shares	Amount	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2023	122,589,754	$122,590	$149,186	20,000	$20	$8,475,062	$(50,000)	$(8,259,652)	$437,206
Common stock issued for cash	2,000,000	2,000	-	-	-	98,000	-	-	100,000
Common stock issued for services	850,000	850				78,150			79,000
Net loss, March 31, 2024	-	-	-	-	-	-	-	(246,808)	(246,808)

Balance, March 31, 2024	125,439,754	125,440	149,186	20,000	20	8,651,212	(50,000)	(8,506,460)	369,398
Common stock issued for cash	100,000	100	-	-	-	9,900	-	-	10,000
Adjustment for change in accounting for convertible debt	-	-	-	-	-	(1,352,500)	-	567,218	(785,282)
Net loss, June, 30 2024	-	-	-	-	-	-	-	(217,987)	(217,987)

Balance, June 30, 2024	125,539,754	125,540	149,186	20,000	20	7,308,612	(50,000)	(8,157,229)	(623,871)
Common stock issued for cash	300,000	300	-	-	-	14,700	-	-	15,000
Net loss, September 30, 2024	-	-	-	-	-	-	-	(215,900)	(215,900)

Balance, September 30, 2024	125,839,754	$125,840	149,186	20,000	$20	$7,323,312	$(50,000)	$(8,373,129)	$(824,771)
Common stock issued for cash	1,750,000	1,750	-	-	-	103,250	-	-	105,000
Common stock issued for adjustment	200,000	200	-	-	-	(200)	-	-	-
Common stock issued for convertible debt	1,000,000	1,000	-	-	-	19,000	-	-	20,000
Common stock to be issued for convertible debt	-	-	20,000	-	-	-	-	-	20,000
Adjustment for change in accounting for convertible debt	-	-	-	-	-	(50,000)	-	50,000	-
Net loss, December 31, 2024	-	-	-	-	-	-	-	(308,757)	(308,757)

Balance, December 31, 2024	128,789,754	128,790	169,186	20,000	20	7,395,362	(50,000)	(8,631,886)	(988,528)
Common stock to be issued	1,000,000	1,000	(20,000)	-	-	19,000	-	-	-
Common stock issued for cash	2,072,500	2,073	-	-	-	203,928	-	-	206,001
Net loss, March 31, 2025	-	-	-	-	-	-	-	(341,030)	(341,030)

Balance, March 31, 2025	131,862,254	131,863	149,186	20,000	20	$7,618,290	(50,000)	(8,972,916)	(1,123,557)
Common stock issued for cash	100,000	100	-	-	-	9,900	-	-	10,000
Common stock to be issued	-	-	7,500	-	-	-	-	-	7,500
Net Loss, June 30, 2025								(243,102)	(243,102)

Balance, June 30, 2025	131,962,254	$131,963	$156,868	20,000	$20	$7,628,190	$(50,000)	$(9,216,018)	$(1,349,159)
Common stock to be issued	150,000	150	(7,500)	-	-	7,350	-	-	-
Preferred stock to be issued	-	-	7,000	-	-	-	-	-	7,000
Common stock issued for cash	1,050,000	1,050	-	-	-	4,950	-	-	6,000
Net Loss, September 30, 2025	-	-	-	-	-	-	-	(246,114)	(246,114)
Balance, September 30, 2025	133,162,254	133,163	156,186	20,000	20	7,640,490	(50,000)	(9,462,132)	(1,582,273)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

	2025	2024
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(830,248)	$(680,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	727	-
Stock compensation	7,000	79,000
Bad Debt	-	25,000
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	-	(15,000)
Decrease (increase) in deposits and prepaids	(36,510)	(1,667)
Increase (decrease) in accounts payable and accrued expenses	64,913	(37,632)
Increase (decrease) in accrued interest	231,778	169,209
Net Cash Used in Operating Activities	(562,340)	(461,784)

INVESTING ACTIVITIES
Software	(447,300)	(335,894)
Website	(6,745)	(1,200)
Patents	(21,497)
Net cash provided by (used) in investing activities	(475,542)	(337,094)

FINANCING ACTIVITIES
Proceeds from sale of common stock	229,501	125,000
Proceeds from convertible debt	628,141	556,859
Net Cash Provided by Financing Activities	857,642	681,859

Net Increase (Decrease) in Cash and Equivalents	(180,240)	(117,019)
Cash and Equivalents at Beginning of the Period	282,866	307,174
Cash and Equivalents at End of the Period	$102,626	$190,155

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$10,284	$1,566
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for convertible debt	$20,000	$-

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Nine Months Ended September 30, 2025

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Nine Months Ended September 30, 2025

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. As of September 30, 2025, and December 31, 2024, the Company had $0 and $32,866 in deposits in excess of federally-insured limits.

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

During the nine months ended September 30, 2025, and 2024, we capitalized $414,100 and $1,200, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the period ended September 30, 2023, the Company began capitalizing website development costs, for the nine month period ended September 30, 2025 and 2024 we capitalized $6,745 and $1,200.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the CyberloQ technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the CyberloQ Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $1,992,721 as of September 30, 2025.

Patent costs including those incurred to acquire patents, including legals costs, are capitalized and amortized using the straight line method over their estimated useful lives or statutory lives, whichever is shorter, and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. As of September 30, 2025, the Company has capitalized $21,497.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Nine Months Ended September 30, 2025

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

As of September 30, 2025, and December 31, 2024, the Company had $0 in contract assets and contract liabilities.

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

For the Nine Months Ended September 30, 2025

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the nine-months ended September 30, 2025, and 2024 were $8,954 and $351, respectively.

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

For the Nine Months Ended September 30, 2025

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

At September 30, 2025 and December 31, 2024, the Company has no warrants outstanding, 10,000,000 options outstanding, but none of them have vested, are not exercisable and therefore not included, and had 111,174,341 and 99,842,927 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive. Additionally, the Company has 5,000 shares of Series B Preferred stock that is convertible into 5,000,000 shares of common stock. The preferred stock shares were not included in EPS and the conversion can only occur on the sale of the Company.

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

NOTE 2 – INTANGIBLE ASSETS

Software, website and patents, recorded at cost, consisted of the following:

	September 30, 2025	December 31, 2024
CyberloQ platform	$1,992,721	$1,545,421
Website	14,195	7,450
Patent	21,497	-
Less: accumulated amortization	(727)	-
Fixed assets, net	$2,027,686	$1,552,871

The patents have not yet been issued. The website was put into service as of July 1, 2025, as a result, amortization expense was $727 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Nine Months Ended September 30, 2025

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $9,462,132 as of September 30, 2025 that includes a loss of $830,248 for the nine months ended September 30, 2025. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

For the Nine Months Ended September 30, 2025

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 300,000,000 shares of $.001 par value common stock authorized as of September 30, 2025 and had 200,000,000 shares of $.001 par value common stock authorized as of September 30, 2024.

During the three month period ended September 30, 2025, the Company received $6,000 in payment for 1,050,000 shares of common stock and issued 150,000 shares of stock previously recorded as “to be issued”.

During the three month period ended September 30, 2024, the Company received $125,000 in payment for 2,400,000 shares of common stock for services valued at $79,000.

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

On the Company recorded 5,000 shares of Series B Convertible Preferred Shares as “to be issued” valued at $7,000.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Nine Months Ended September 30, 2025

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the nine months ended September 30, 2025 the Company paid $1,914 in interest.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	September 30, 2025	December 31, 2024
Notes payable – stockholders	$35,000	$35,000
Convertible debt - stockholders	2,865,000	2,236,859
Notes payable – related parties	$150,000	$150,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of September 30, 2025, the payments due have not been extended and the Company plans to repay the notes in 2025.

Convertible Debt - Stockholders

	September 30, 2025	December 31, 2024

Principal	$2,865,000	$2,236,859
Beneficial Conversion Feature	-	-
Amortization of Debt Discount	-	-
Adjustment for ASU 2020-06	-	-
Convertible Debt - Stockholders, net	$2,865,000	$2,236,859

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Nine Months Ended September 30, 2025

As of September 30, 2025 the Company had the following convertible debt outstanding:

Issuance Date	Principal	Maturity Date	Conversion Terms
12/26/2022	30,000.00	12/16/2023	0.02
12/14/2022	30,000.00	12/16/2023	0.02
1/13/2023	50,000.00	12/31/2023	0.02
2/1/2023	10,000.00	2/1/2024	0.02
2/1/2023	100,000.00	2/2/2024	0.02
2/21/2023	-	2/21/2024	0.02
2/24/2023	50,000.00	2/24/2024	0.02
4/4/2023	50,000.00	4/4/2024	0.02
5/17/2023	45,000.00	5/17/2024	0.02
5/17/2023	30,000.00	5/17/2024	0.02
6/3/2023	50,000.00	5/17/2024	0.02
6/5/2023	100,000.00	6/5/2024	0.02
8/2/2023	50,000.00	8/3/2024	0.02
8/3/2023	30,000.00	8/3/2024	0.02
8/20/2023	45,000.00	8/3/2024	0.02
8/29/2023	150,000.00	8/27/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/23/2023	50,000.00	10/31/2024	0.02
11/16/2023	60,000.00	11/30/2024	0.02
12/18/2023	15,000.00	12/31/2024	0.02
12/19/2023	15,000.00	12/31/2024	0.02
12/20/2023	10,000.00	12/31/2024	0.02
12/21/2023	10,000.00	12/31/2024	0.02
12/22/2023	10,000.00	12/31/2024	0.02
12/26/2023	300,000.00	12/31/2024	0.02
1/6/2024	10,000.00	1/11/2025	0.02
4/1/2024	26,859.00	4/30/2025	0.02
4/1/2024	-	4/30/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/22/2024	100,000.00	8/22/2025	0.02
10/10/2024	20,000.00	10/31/2025	0.02
10/18/2024	20,000.00	10/31/2025	0.02
11/8/2024	50,000.00	11/8/2025	0.10
12/9/2024	20,000.00	12/9/2025	0.02
12/19/2024	250,000.00	12/19/2025	0.10
04/03/2025	123,141.47	4/03/2026	.10
05/19/2025	100,000	5/19/2026	.05
06/24/2025	30,000	6/25/2026	.05
06/26/2025	40,000	6/26/2026	.05
06/30/2025	10,000	6/30/2026	.05
07/08/2025	25,000	7/08/2025	.05
07/30/2025	100,000	7/30/2025	.05
08/20/2025	200,000	8/20/2025	.05
Total	2,865,000

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

NOTE 10 – SUBSEQUENT EVENTS

On October 30, 2025, the Company received $5,000 in exchange for 50,000 shares of common stock.

On October 30, 2025, the Company received $100,000 for a Convertible Note Payable, which carries zero percent (0%) interest. The maturity date of the note is October 30, 2026, and is convertible into 500 shares of Series B Preferred stock.

On November 3, 2025, the Company submitted a United States patent application to the United States Patent and Trademark Office and received provisional application number 63/910,210. This patent application is related to the following: Multi-Factor Authentication System With Contextual, Geo-temporal And User-Based Transaction Control. A provisional patent application does not itself result in a granted patent. The Company expects to file a corresponding non-provisional patent application prior to expiration of the provisional filing.

On November 10, 2025, the Company received $5,000 in exchange for 50,000 shares of common stock.

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

Current Overview of the Company

The Company is a development-stage technology company focused on fraud prevention.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of September 30, 2025, the Company’s assets were $2,173,786 compared to $1,842,701 in assets as of December 31, 2024.

This change in the Company’s financial condition can be primarily attributed to an increase in intangible assets of $447,300 due to the capitalization of the CyberloQ Platform, $6,744 due to website development, net of amortization of $727, $21,497 due to the acquisition of patents, and an increase in the Company’s prepaid expense from $6,964 to $43,474 due to commission advances paid to salespersons. This increase in fixed assets was partially offset by a decrease in the Company’s cash assets to $102,626 as of September 30, 2025 as opposed to $282,866 as of December 31, 2024.

As of September 30 2025, the Company’s liabilities were $3,756,059 compared to $2,831,229 in liabilities as of December 31, 2024. This change in the Company’s financial condition can be attributed to an increase of $628,141 in convertible debt, an increase of $231,778 in accrued interest and an increase of $64,911 in accounts payable and accrued expenses.

Net cash used in operating activities for the nine-month period ending September 30, 2025, was $562,340 compared to $461,784 for 2024. Cash provided by or used by operating activities is driven by our net loss and adjusted by noncash items as well as changes in operating assets and liabilities. At September 30, 2025, amortization of $727 and stock compensation of $7,000 are the only non cash adjustments.

Net cash used by investing activities was $475,542 for the nine months ended September 30, 2025 as compared to $337,094 for 2024.

Net cash provided by financing activities was $857,642 for the nine months ended September 30, 2025 as compared to $681,859 for 2024.

The Company had gross revenue of $0 for the nine months ended September 30, 2025 compared to gross revenue of $15,000 for the nine months ended September 30, 2024, and is currently reliant on its ability to raise additional capital to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for the remainder of 2025. Unless the Company begins to generate operational revenue, it will be reliant on its ability to raise additional capital in order to continue its operations.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Company revenue was $0 in the nine months ended September 30, 2025 as compared to $15,000 for the nine months ended September 30, 2024. This was due to the services agreement with QRails, Inc no longer being in effect.

The Company’s operating expenses were $581,558 for the nine months ended September 30, 2025 as compared to $517,419 for the nine months ended September 30, 2024. This increase in operating expenses was primarily due to an increase in officers compensation which was $289,000 for the nine months ended September 30, 2025 compared to $182,500 for the nine months ended September 30, 2024 due to a bonus approved by the Board of Directors that was issued in the first quarter of 2025.

In addition, there was an increase in computer and internet expense which was $73,576 for the nine months ended September 30, 2025 compared to $33,443 for the nine months ended September 30, 2024. This increase was due to an increase in hosting costs associated with the Company’s web services.

These increases were partially offset by a decrease in professional fees which were $164,729 for the nine months ended September 30, 2025 as compared to $228,486 for the nine months ended September 30, 2024 due to an issuance of common stock for services that occurred in the first quarter of 2024. The Company also experienced a decrease in other operating expenses which were $21,326 for the nine months ended September 30, 2025 as compared to $48,859 for the nine months ended September 30, 2024 primarily due to bad debt and dues and subscriptions in 2024.

In addition, the Company experienced changes in expense categories as noted below.

Travel expenses were $10,488 for the nine months ended September 30, 2025 as compared to $6,510 for the nine months ended September 30, 2024.

Office supplies and expenses were $14,077 for the nine months ended September 30, 2025 as compared to $10,216 for the nine months ended September 30, 2024.

Finally, there were no material change in the Company’s rent expense in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

As a result of the foregoing, the Company experienced a net loss from operations of $581,558 in the nine months ended September 30, 2025 compared to a net loss from operations of $502,419 in the nine months ended September 30, 2024. The overall net loss for the nine months ended September 30, 2025 was $830,248 due to interest expense of $248,692, as compared to overall net loss of $680,694 for the nine month period ended September 30, 2024.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Company revenue was $0 in the three months ended September 30, 2025, which was unchanged from $0 for the three months ended September 30, 2024.

The Company’s operating expenses were $151,295 for the three months ended September 30, 2025 as compared to $144,365 for the three months ended September 30, 2024.

Professional fees were $51,388 for the three months ended September 30, 2025 as compared to $60,162 for the three months ended September 30, 2024.

Other operating expenses were $13,123 for the three months ended September 30, 2025 as compared to $1,283 for the three months ended September 30, 2024 primarily due to advertising and dues and subscriptions in 2025.

Officer’s compensation was $63,000 for the three months ended September 30, 2025 as compared to $60,000 for the three months ended September 30, 2024.

Travel expenses were $149 for the three months ended September 30, 2025 as compared to $1,779 for the three months ended September 31, 2024.

Office supplies and expenses were $4,097 for the three months ended September 30, 2025 as compared to $2,897 for the three months ended September 30, 2024.

Computer and internet expenses were $16,238 for the three months ended September 30, 2025 as compared to $15,664 for the three months ended September 30, 2024. This increase was due to an increase in hosting costs associated with the Company’s web services.

Finally, there was no material change in the Company’s rent expense in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

As a result of the foregoing, the Company experienced a net loss from operations of $151,295 in the three months ended September 30, 2025 compared to a net loss from operations of $144,365 in the three months ended September 30, 2024. The overall net loss for the three months ended September 30, 2025 was $246,114 due to interest expense of $94,819, as compared to overall net loss of $215,900 for the three month period ended September 30, 2024.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first nine months of 2025, the Company raised $229,501 for the operations of the Company through the unregistered sale of 3,372,500 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the nine-months ended September 30, 2025, but not reported.

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
Christopher Jackson
President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Date:	November 14, 2025

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date:	November 14, 2025

By:	/s/ Leon Hurst
Leon Hurst, Director

Date:	November 14, 2025

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date:	November 14, 2025

