Form 10-K
period 2025-12-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2026-03-13
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of the date of this filing, there were 140,012,254  shares of the Issuer’s common stock issued and outstanding and held by approximately 149 shareholders, four of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 20,000 shares of the Issuer’s preferred stock issued and outstanding.

The aggregate market value of the 123,463,981 shares of voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as reported as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $17,284,957.34.

CyberloQ Technologies, Inc.

FORM 10-K

For The Year Ended December 31, 2025

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

The Company has engaged an outside contractor to assist it in developing an information security policy and include an incident response plan. The Company is in the process of developing and implementing such policies and obtaining Service Organization Control Type 2 (SOC 2) compliance certification. The SOC II certification process involves a comprehensive assessment conducted by independent auditors to evaluate our systems and controls against established industry standards. As part of the certification process, the effectiveness of the Company’s information security policies and procedures to protect against unauthorized access, breaches, and data theft are assessed. The Company has achieved SOC II Type 1 certification, and is in process of securing SOC II Type 2 in the 2nd quarter of 2026.

ITEM 2.	PROPERTIES

The Company’s corporate office is located at 4837 Swift Road Suite 210-1 Sarasota, FL 34231, and our telephone number is 612-961-4536. Rent is $833 per month including phone and internet.

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

Our common stock currently trades on the OTC Markets under the symbol “CLOQ.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters for fiscal years 2025 and 2024, as reported by the OTC Markets. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2025 was $0.21 per share. As of December 31, 2025, there were 149 shareholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	Fiscal Year 2025		Fiscal Year 2024
	High	Low	High	Low

First Quarter	$0.45	$0.23	$0.17	$0.09

Second Quarter	$0.35	$0.13	$0.17	$0.07

Third Quarter	$0.25	$0.11	$0.40	$0.11

Fourth Quarter	$0.23	$0.17	$0.40	$0.14

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of December 31, 2025, total assets were $2,525,110 compared to $1,842,701 in assets as of December 31, 2024. The Company’s fixed assets increased from $1,552,871 to $2,228,503 due to the capitalization of the CyberloQ Platform, website development and patents, the Company’s prepaid expense and deposits increased from $6,964 to $34,620 due to paying draws on commissions. In addition, the Company’s cash assets were $261,987 as of December 31, 2025 as opposed to $282,866 as of December 31, 2024.

As of December 31, 2025, current liabilities were $4,160,391 compared to $2,800,867 in liabilities as of December 31, 2024. This increase in the Company’s liabilities was due to an increase in the Company’s convertible debt of $823,141, an increase in note payable-related party and shareholders of $125,000, an increase in accrued interest of $277,222, and increase in accounts payable and accrued expenses of $134,161.

Net cash used in operating activities for 2025 was $775,051 compared to net cash used in operating activities for 2024 of $715,123. Cash used by operating activities is driven by our net loss, which was approximately $138,437 more than in 2024, and adjusted by non-cash items as well as changes in operating assets and liabilities. Non-cash adjustments , for 2025 include stock compensation of $56,275,amortization of $1,454 and loss on prepaids of $4,849.

Net cash used by investing activities for 2025 was $588,469 and was due to the Company capitalizing development costs for the CyberloQ platform as well as website development costs and patent costs.

Net cash provided by financing activities was $1,342,641 for 2025 as compared to $1,146,859 for 2024. Proceeds from convertible debt were $903,141 in 2025, and proceeds from notes payable – related party of $125,000 offset by payments on convertible debt of $80,000, as compared to $876,859 in proceeds from convertible debt with no offsetting payments for 2024. Conversely, proceeds from common stock issuance were $394,500 for 2025 as compared to $250,000 for 2024, and proceeds from common stock to be issued was $0 for 2025 as compared to $20,000 for 2024.

The Company had no operating revenue in 2025 and $15,000 in 2024 and is currently reliant on its ability to raise additional capital and/or debt to continue execution of its business plan to move the Company forward towards profitability. The Company does not anticipate any significant decrease in its operating expenses for 2026. Unless the Company begins to generate operating revenue, it will be reliant on its ability to raise additional debt and/or capital in order to continue its operations.

Results of Operations for the Years Ended December 31, 2025 and 2024

The Company experienced a net loss of $1,127,889 for 2025 compared to net loss of $989,452 for 2024. This increase in the Company’s net loss was primarily due to an increase in interest expense. The Company experienced no material change in loss from operations in 2025 as compared to 2024. Specifically, the Company experienced a loss from operations of $771,616 for 2025 compared to a loss from operations of $752,929 for 2024.

Service revenue was $0 for 2025 in comparison to $15,000 for 2024.

The increase in the Company’s loss from operations was primarily due to increases in most expense categories offset by a decrease in professional fees.

Professional fees were $215,370 in 2025, compared to $299,504 in 2024. This decrease in professional fees was due to an decrease in consulting services related to software development costs associated with upgrading the source code and infrastructure of its software to accommodate increased capacity demands, and the completion of SOC 2 compliance. Additionally, there was a decrease in legal fees

Computer and internet expenses were $105,999 in 2025 as compared to $51,893 in 2024. This increase was due to an increase in hosting costs associated with the Company’s web services.

Officers’ compensation expense was $352,000 in 2025 as compared to $335,500 in 2024. This increase was due to an increase in officers’ compensation, and bonuses paid.

Office supplies and equipment were $17,326 in 2025 as compared to $11,715 in 2024.

Other operating expenses were $58,629 in 2025 as compared to $50,509 in 2024. This increase was due to an increase in advertising and promotion offset by a decrease in bad debt.

Travel and entertainment expenses were $10,705 in 2025 as compared to $8,952 in 2024.

Amortization expense was $1,454 in 2025 as compared to $0 in 2024.

For 2025, there were no material change in rent expense, as compared to 2024.

Although the Company’s loss from operations was $771,616 for 2025, the overall net loss of the Company was $1,127,889 for 2025.

In summary, total revenue was $0 for 2025, and the Company is currently reliant on its ability to raise additional debt and/or capital to continue execution of its business plan to move forward towards profitability. Whether or not there are any material changes in operational revenues or expenses in 2026 will be highly-dependent upon the Company’s ability to enter into material revenue contracts with customers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025 in accordance with the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There exists no information required to be disclosed in a report on Form 8-K during the three-month period ended December 31, 2025, but not reported.

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

(a) & (b) Directors and executive officers:

Name	Age	Position	Director Since
Enrico Giordano	67	Vice President & Director	Inception
Leon Hurst	58	Director	February 2020
Christopher Jackson	61	President, Sec., Treas. & Director	Inception

The directors of the Company are elected to serve until the next annual shareholders’ meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders’ meeting or until removal by the Board of Directors.

(c) Identification of certain significant employees.

As of December 31, 2025, there were no persons who were not directors and/or executive officers that were expected to make significant contributions to the business of the Company.

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

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish us with copies of all Section 16(a) forms they file. Based on our review of the EDGAR database, we believe that there are no persons that are delinquent in filing the required forms for the year ended December 31, 2025.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation of Officers

The following table sets forth certain information with respect to compensation paid to the Company’s executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Inctv. Plan Comp	Change in pension value & nonqualified deferred comp.earnings	All Other Comp	Total
Christopher Jackson	2025	$132,000	$50,000	$-	$-	$-	$-	$-	$182,000
President, Secretary, Treasurer & Director (PEO & PFO)	2024	$123,000	45,000	$-	$-	$-	$-	$-	$168,000
Enrico Giordano	2025	$120,000	$50,000	$-	$-	$-	$-	$-	$170,000
VP & Director	2024	$122,500	$45,000	$-	$-	$-	$-	$-	$167,500

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards for the Company’s executive officers as of December 31, 2025.

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

Title of Class	Name	Number of Common Shares Beneficially Owned	Percentage of Common Class	Number of Preferred Shares Beneficially Owned	Percentage of Preferred Class

Directors & Officers	Leon Hurst	5,248,363	3.8%	0	0%

Directors & Officers	Enrico Giordano(1)	5,400,000	3.9%	10,000	50.00%

Directors & Officers	Christopher Jackson(1)	5,900,000	4.3%	10,000	50.00%

	Officers & Directors as a group (3 persons)	16,548,363	12.0%	20,000	100%

5% Shareholders	Neil Berman	7,275,000	5.27%	0	0%

5% Shareholders	Frederick Andrieni Jr	7,250,000	5.25%	0	0%

5% Shareholders	The Estate of Rex Schuette	8,675,000	6.29%	0	0%

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

Securities Authorized for Issuance Under Executive Compensation Plans

As of December 31, 2025, the Company had equity compensation plans with Christopher Jackson and Enrico Giordano. A summary table of the potential share issuances based upon these plans is set forth below:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	10,000,000	*	4,800,000
Equity Compensation Plans Not Approved by Security Holders	0	n/a	0
Total	10,000,000	*	4,800,000

* The 10,000,000 in options set forth in the above table are exercisable at 110% of the average of the closing bid price for the ten days preceding the Company’s achievement of each performance goal and must be exercised within five (5) years of the vesting date.

The employment contracts for Christopher Jackson and Enrico Giordano all include performance incentive stock options based upon the Company meeting certain performance conditions. These performance incentive stock options were approved by the Company’s Shareholders. The Company did not meet the requisite performance conditions in 2024 or 2025, and it is unknown whether or not the Company will meet the requisite performance conditions in 2026. The options are exercisable in 500,000 increments upon the Company initially achieving (cumulatively) $1,000,000 in Gross Revenues, and each additional incentive stock option award will vest upon the Company achieving the next $1,000,000 increment in cumulative Gross Revenue. At December 31, 2025 and 2024, none of these options have been issued.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On July 8, 2025, the Company approved a loan of $25,000 from a director to the Company. The interest rate is 0% and the maturity date is July 8, 2026.

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

On December 31, 2021, the Company entered into a loan modification agreement with the director which consolidated three outstanding promissory notes dated August 8, 2020, September 9, 2020, and December 28, 2020 into one loan. The total amount borrowed is $150,000, with an interest rate of 12.5% and a maturity date of January 1, 2024. Payments of $50,000 plus interest are due to be paid each calendar quarter beginning on July 1, 2023. On September 30, 2022, the Company entered into a loan modification agreement with the director extending the maturity date to January 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning July 1, 2023. On September 30, 2023, the Company entered into a second loan modification agreement with the director extending the maturity date to August 1, 2024. Additionally, the Company will begin paying quarterly installments in the amount of $50,000 plus accrued interest beginning December 1, 2023. On July 2, 2024, the Company entered into third loan modification agreement extending the maturity date to December 31, 2024. The Company was required to pay an extension penalty in the amount of $7,500. On December 19, 2024, the Company entered into a fourth loan modification agreement with the estate of the director extending the maturity date to April 15, 2025. The Company was required to pay an extension penalty in the amount of $7,500. On June 11, 2025, the Company entered into a fifth loan modification agreement with the estate of the director in which the Company will make quarterly interest payments of $7,500, any additional payments will be applied to the outstanding principal. So long as the quarterly interest payments are made the terms will be in effect until the note and accrued interest are paid in full.

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

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2024 and December 31, 2025. All services provided by the Company’s independent registered accounting firm, Fruci & Associates II, PLLC, have been reviewed and approved by the Company’s Board of Directors.

	2025	2024
Audit Fees	$30,750	$37,250
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$30,750	$37,250

PART IV

ITEM 15.	EXHIBITS

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

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Christopher Jackson
Christopher Jackson
Date: March 13, 2026		President, Secretary, Treasurer and Director
Principal Executive Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

	By:	/s/ Enrico Giordano
Date: March 13, 2026		Enrico Giordano, Director

	By:	/s/ Leon Hurst
Date: March 13, 2026		Leon Hurst, Director

	By:	/s/ Christopher Jackson
Date: March 13, 2026		Christopher Jackson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Acting Audit Committee and Board of Directors of CyberloQ Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CyberloQ Technologies, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, statements of changes in stockholders’ equity (deficit), and statements of cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since inception, anticipates further losses, and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

March 13, 2026

CyberloQ Technologies, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$261,987	$282,866
Deposits and prepaids	34,620	6,964
Total Current Assets	296,607	289,830

Fixed Assets
Cyberloq platform	2,186,904	1,545,421
Website	12,741	7,450
Patents	28,857	-
Total Fixed Assets	2,228,502	1,552,871

Total Assets	$2,525,109	$1,842,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$158,612	$24,452
Accrued interest	629,690	352,468
Note Payable – Stockholders	135,000	35,000
Note Payable – Related Party	175,000	150,000
Convertible debt – Stockholders, net	3,060,000	2,236,859
Loan payable - SBA	2,088	2,088
Total Current Liabilities	4,160,390	2,800,867

Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	4,190,752	2,831,229

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock $0.001 per value - 30,000 shares authorized: 20,000 issued and outstanding	20	20

Common stock: $0.001 par value, 200,000,000 shares authorized; 138,512,256 and 128,789,756 shares issued and outstanding, respectively	138,512	128,790
Treasury stock	(50,000)	(50,000)
Preferred shares to be issued: 5,250 and 0	56,275	-
Common shares to be Issued: 1,450,000 and 2,450,000 common shares respectively	149,186	169,186
Additional Paid in Capital	7,800,139	7,395,362
Accumulated Deficit	(9,759,775)	(8,631,886)
Total Stockholders’ Equity (Deficit)	(1,665,643)	(988,528)

Total Liabilities and Stockholders’ Equity	$2,525,109	$1,842,701

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue
License fee	$-	$15,000
Total Revenue	-	15,000

Operational Expense
Professional Fees	215,370	299,504
Officer’s Compensation	352,000	335,500
Travel and Entertainment	10,705	8,952
Rent	10,133	9,856
Computer and Internet	105,999	51,893
Office Supplies and Expenses	17,326	11,715
Other Operating Expenses	58,629	50,509
Amortization	1,454	-
Total Operating Expenses	771,616	767,929

Loss from Operations	(771,616)	(752,929)

Other Income (Expense)
Interest	(380,390)	(236,523)
Forgiveness of debt	28,958	-
Loss on prepaids	(4,849)	-
Other income	8	-
Total Other Income (Expenses)	(356,273)	(236,523)

Provision for Income Taxes	-	-

Net Loss	$(1,127,889)	$(989,452)

Loss per common share-Basic and diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	132,821,837	125,939,756

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and December 31, 2024

	Common (Issued)		Common (Unissued)		Preferred Stock		Preferred (Unissued)		Add’l Paid-In	Treasury	Accum.
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, as of December 31, 2023	122,589,756	$122,590	-	$149,186	20,000	$20	-	$-	$8,475,062	$(50,000)	$(8,259,652)	$437,206

Common stock issued for cash	4,150,000	4,150	-	-	-	-	-	-	225,850	-	-	230,000

Common stock issued for services	850,000	850	-		-	-	-	-	78,150	-	-	79,000

Common stock issued for adjustment	200,000	200	-	-	-	-	-	-	(200)	-	-	-

Common stock issued for convertible debt	1,000,000	1,000	-	-	-	-	-	-	19,000	-	-	20,000

Common stock to be issued for convertible debt	-	-	-	20,000	-	-	-	-	-	-	-	20,000

Adjustment for change in accounting principle	-	-		-		-	-	-	(1,402,500)	-	617,218	(785,282)

Net loss for period ending December 31, 2024	-	-	-	-	-	-	-	-	-	-	(989,452)	(989,452)

Balance, December 31, 2024	128,789,756	$128,790	-	$169,186	20,000	$20	-	-	7,395,362	(50,000)	(8,631,886)	(988,528)

Common stock issued for cash	8,722,500	8,723	-	-	-	-	-	-	385,777	-	-	394,500

Common stock issued for convertible debt	1,000,000	1,000	-	(20,000)	-		-	-	19,000	-	-	-

Preferred shares to be issued for services	-	-	-		-	-	-	7,000	-	-	-	7,000

Preferred shares to be issued for convertible debt	-	-	-		-	-	-	49,727	-	-	-	49,275

Net loss for period ending December 31, 2025	-	-	-	-	-	-			-	-	(1,127,889)	(1,127,889)

Balance, December 31, 2025	138,512,256	$138,513	-	$149,186	20,000	$20	-	$56,727	$7,800,139	$(50,000)	$(9,759,775)	$(1,665,643)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2025	2024
OPERATING ACTIVITIES
Net loss	$(1,127,889)	$(989,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,454	-
Stock Compensation	56,275	79,000
Loss on prepaids	4,849	-
Bad Debt	-	25,000
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable	-	(15,000)
Decrease (increase) in deposits and prepaids	(32,504)	37,600
Increase (decrease) in accounts payable and accrued expenses	45,542	(72,054)
Increase (decrease) in accrued interest	277,222	219,783
Net Cash Used in Operating Activities	(775,051)	(715,123)

INVESTING ACTIVITIES
Internal software development	(552,867)	(454,844)
Website	(6,745)	(1,200)
Patents	(28,857)	-
Net cash provided by (used) in investing activities	(588,469)	(456,044)

FINANCING ACTIVITIES
Proceeds from sale of common stock issuance	394,500	250,000
Proceeds from sale of common stock to be issued	-	20,000
Proceeds from convertible debt	903,141	876,859
Payment of convertible debt	(80,000)	-
Proceeds from note payable-related party	125,000	-
Net Cash Provided by Financing Activities	1,342,641	1,146,859

Net Increase (Decrease) in Cash and Equivalents	(20,879)	(24,308)
Cash and Equivalents at Beginning of the Period	282,866	307,174
Cash and Equivalents at End of the Period	$261,987	$282,866

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$10,806	$16,740
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for convertible debt	$20,000	$40,000

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. As of December 31, 2025, and December 31, 2024, the Company had $11,987 and $32,866, respectively deposits in excess of federally-insured limits.

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

During the years ended December 31, 2025 and 2024, we capitalized $641,484  and $454,844, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the year ended December 31, 2023 the Company began capitalizing website development costs, which totaled $6,250. During the year ended December 31, 2025 and 2024, the Company capitalized an additional $6,745 and $1,200. As of September 30, 2025, the Company began amortizing website costs, $1,454 was amortized as of December 31, 2025.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the Cyberloq technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the Cyberloq Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $2,186,905  as of December 31, 2025.

Patent costs including those incurred to acquire patents, including legals costs, are capitalized and amortized using the straight line method over their estimated useful lives or statutory lives, whichever is shorter, and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. As of December 31, 2025, the Company has capitalized $28,857.

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

As of December 31, 2025, and December 31, 2024, the Company had $0 in contract assets and contract liabilities.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2025 and 2024 were $37,469 and $351, respectively.

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

	December 31, 2025	December 31, 2024
Deferred tax asset	1,998,154	1,773,115
Valuation allowance for deferred asset	(1,998,154)	(1,773,115)
Net deferred tax asset	-	-

Reconciliation of the statutory federal income tax rates consists of the following:

	December 31, 2025	December 31, 2024
Federal statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
	-%	-%

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

At December 31, 2025 and December 31, 2024, the Company has no warrants outstanding, 10,000,000 options outstanding, but none of them have vested, are not exercisable and therefore not included, and had 109,924,341 and 99,842,927 convertible debt shares, respectively, that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

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

Recent Accounting Pronouncements

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

NOTE 2 – SOFTWARE AND WEBSITE

Software and website, recorded at cost, consisted of the following:

	December 31, 2025	December 31, 2024
Cyberloq platform	$2,186,904	$1,545,421
Website	14,195	7,450
Patent	28,857	-
Less: accumulated amortization	(1,454)	-

Fixed assets, net	$2,228,502	$1,552,871

Amortization expense was $1,454 and $0 for the years ended December 31, 2025 and 2024 respectively.

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $9,759,775 as of December 31, 2025 that includes a loss of $1,127,889 for the year ended December 31, 2025. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

On September 1, 2022, the Company failed to make the stock redemption payment of $163,333 due under the agreement. Thereafter on September 13, 2022, as provided for by the agreement, the employee elected to declare the agreement terminated and null and void. As a result of the termination, all of the not-yet-redeemed shares became immediately freely transferable by the employee without restriction. The Company then released the restriction on the shares and eliminated the liabilities and shares to be redeemed on the balance sheet. On February 13, 2024, the Superior Court of New Jersey entered an order granting the request of Cyberloq Technologies, Inc., a Nevada corporation (the “Company”) to dismiss the matter of Mark Carten v. Cyberloq Technologies, Inc. (UNN-L-3456-22) which was related to the Separation and Release of Claims Agreement. As of February 2024, the litigation was dismissed without prejudice and is no longer pending.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 300,000,000 shares of $.001 par value common stock authorized as of December 31, 2025 and 2024.

During 2025, the Company received $394,500 in payment for 8,722,500 shares of common stock and issued 1,000,000 shares of common stock for the conversion of $20,000 of convertible debt that had previously been recorded as to be issued.

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

During the year ended December 31, 2025 Company recorded 5,250 shares of Series B Convertible Preferred Shares as “to be issued” valued at $56,275. 5,000 of the shares were for consulting and 250 were for interest.

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

NOTE 7 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the year ended December 31, 2025 and 2024 the Company paid $1,740 and$1,745 in interest, respectively.

Payment Obligations

Amount

2025	2,088
2026	2,088
2027 to 2050	28,274

Total	$32,450

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	December 31, 2025	December 31, 2024
Notes payable – stockholders	$135,000	$35,000
Convertible debt - stockholders	3,060,000	2,236,859
Notes payable – related parties	$175,000	$150,000

Notes Payable – Stockholders

On October 25, 2025, the Company entered into a promissory note with a stockholder in the amount of $100,000. The term of the note is thirty days from the date the full amount of the loan is paid to the Company (October 30, 2025). In lieu of interest, the holder will receive 500 shares of Series B Preferred Shares convertible into 500,000 shares of common stock upon payment of the note.

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of December 31, 2025, the payments due have not been extended and the Company plans to repay the notes in 2026.

Convertible Debt - Stockholders

	December 31, 2025	December 31, 2024

Principal	$3,085,000	$2,236,859
Adjustment for ASU 2020-06	-
Convertible Debt - Stockholders, net	$3,085,000	$2,236,859

As of December 31, 2025 the Company had the following convertible debt outstanding:

Issuance Date	Principal	Maturity Date	Conversion Terms
12/26/2022	30,000.00	12/16/2023	0.02
2/1/2023	10,000.00	2/1/2024	0.02
2/1/2023	100,000.00	2/2/2024	0.02
2/24/2023	50,000.00	2/24/2024	0.02
4/4/2023	50,000.00	4/4/2024	0.02
5/17/2023	45,000.00	5/17/2024	0.02
5/17/2023	30,000.00	5/17/2024	0.02
6/3/2023	50,000.00	5/17/2024	0.02
6/5/2023	100,000.00	6/5/2024	0.02
8/2/2023	50,000.00	8/3/2024	0.02
8/3/2023	30,000.00	8/3/2024	0.02
8/20/2023	45,000.00	8/3/2024	0.02
8/29/2023	150,000.00	8/27/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/23/2023	50,000.00	10/31/2024	0.02
11/16/2023	60,000.00	11/30/2024	0.02
12/18/2023	15,000.00	12/31/2024	0.02
12/19/2023	15,000.00	12/31/2024	0.02
12/20/2023	10,000.00	12/31/2024	0.02
12/21/2023	10,000.00	12/31/2024	0.02
12/22/2023	10,000.00	12/31/2024	0.02
12/26/2023	300,000.00	12/31/2024	0.02
1/6/2024	10,000.00	1/11/2025	0.02
4/1/2024	26,859.00	4/30/2025	0.02
4/1/2024	-	4/30/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/22/2024	100,000.00	8/22/2025	0.02
10/10/2024	20,000.00	10/31/2025	0.02
10/18/2024	20,000.00	10/31/2025	0.02
11/8/2024	50,000.00	11/8/2025	0.10
12/9/2024	20,000.00	12/9/2025	0.02
12/19/2024	250,000.00	12/19/2025	0.10
04/03/2025	123,141.47	4/03/2026	0.10
05/19/2025	100,000	5/19/2026	0.05
06/24/2025	30,000	6/25/2026	0.05
06/26/2025	40,000	6/26/2026	0.05
06/30/2025	10,000	6/30/2026	0.05
07/30/2025	100,000	7/30/2025	0.05
08/20/2025	200,000	8/20/2026	.05
12/19/2025	300,000	12/19/2026	0.10
Total	3,060,000

Notes Payable - Related Parties

On July 8, 2025, the Company entered into a Promissory Note with a director of the Company in the amount of $25,000. The maturity date of the note is July 8, 2026 and bears no interest.

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

NOTE 10 – SUBSEQUENT EVENTS

In January 2026, the Company paid in full a convertible debt note of $100,000 and  recorded as to be issued 500 shares of Series B Preferred stock.

On February 10, 2026, the Company received $10,025, which is the remaining amount due on the subscription receivable below.

On January 27, 2026, the Company received $19,975 for a subscription receivable for 300,000 shares of common stock, recorded as “to be issued”.

On January 14, 2026, the Company received $50,000 for 500,000 shares of common stock, which were issued on January 15, 2026.

On January 5, 2026, The Company received $40,000 for 2,000,000 shares of common stock, which were issued on January 6, 2026.

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

