Form 10-Q
period 2026-03-31
CYBERLOQ TECHNOLOGIES, INC.
filed 2026-05-15
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of this filing, there were 140,512,254 shares of the Issuer’s common stock issued and outstanding and held by approximately 149 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 27,750 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended March 31, 2026

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

In this quarterly report on Form 10-Q, the terms “CLOQ,” “Company,” “we,” “us” and “our” refer to CyberloQ Technologies, Inc.

3

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets
Cash	$10,098	$261,987
Deposits and prepaids	33,783	34,620
Total Current Assets	43,881	296,607
Fixed Assets
CyberloQ platform	2,336,506	2,186,904
Website	12,014	12,741
Patents	28,857	28,857

Total Fixed Assets	2,377,377	2228,502

Total Assets	$2,421,258	$2,525,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$114,898	$158,612
Accrued interest	718,414	629,690
Note Payable – Stockholders	135,000	135,000
Note Payable – Related Party	175,000	175,000
Convertible debt – Stockholders, net	3,060,000	3,060,000
Loan payable - SBA	2,088	2,088
Total Current Liabilities	4,205,400	4,160,390
Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	4,235,762	4,190,752

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 80,000 shares authorized: 28,000 and 20,000 shares issued and outstanding, respectively	28	20
Common stock: $0.001 par value,200,000,000 shares authorized; 141,012,256 and 138,512,256 shares issued and outstanding, respectively	141,012	138,512
Treasury stock	(50,000)	(50,000)
Preferred shares to be issued: 0 and 5,250	-	56,275
Common shares to be issued: 1,850,000 and 1,450,000 common shares respectively	189,186	149,186
Additional Paid in Capital	7,899,105	7,800,139
Accumulated Deficit	(9,993,835)	(9,759,775)
Total Stockholders’ Equity	(1,814,504)	(1,665,643)

Total Liabilities and Stockholders’ Equity	$2,421,258	$2,525,109

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Operational Expense
Professional Fees	$80,932	$51,552
Officer’s Compensation	63,000	163,000
Travel and Entertainment	-	10,119
Rent	2,498	2,450
Computer and Internet	27,758	30,143
Office Supplies and Expenses	4,263	6,904
Other Operating Expenses	5,830	2,824
Amortization	727	-
Total Operating Expenses	185,008	266,992

Loss from Operations	(185,008)	(266,992)

Other Income (Expense)
Interest	(48,753)	(74,040)
Other income	-	2
Other expense	(299)	-
Total Other Income (Expenses)	(49,052)	(74,038)

Provision for Income Taxes	-	-

Net Loss	$(234,060)	(341,030)

Loss per common share-Basic and diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding Basic and diluted	141,012,256	131,533,921

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2025 to March 31, 2026

	Common		Common	Preferred		Preferred		Add’l
	(Issued)		(Unissued)	Stock		(Unissued)		Paid-In	Treasury	Accum.
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2024	128,789,754	$128,790	$169,186	20,000	$20		$-	$7,395,362	$(50,000)	$(8,631,886)	$(988,528)

Common stock to be issued	1,000,000	1,000	(20,000)	-	-		-	19,000	-	-	-
Common stock issued for cash	2,072,500	2,073	-	-	-		-	203,928	-	-	206,001
Net loss, March 31, 2025	-	-	-	-	-		-	-	-	(341,030)	(341,030)

Balance, March 31, 2025	131,862,254	$131,863	$149,186	20,000	$20		-	$7,618,290	$(50,000)	$(8,972,916)	$(1,123,557)
Common stock issued for cash	100,000	100	-	-	-		-	9,900	-	-	10,000
Common stock to be issued	-	-	7,500	-	-		-	-	-	-	7,500
Net loss, June 30, 2025	-	-	-	-	-		-	-	-	(243,102)	(243,102)

Balance, June 30, 2025	131,962,254	131,963	156,868	20,000	20		-	7,628,190	(50,000)	(9,216,018)	(1,582,273)
Common stock to be issued	150,000	150	(7,500)	-	-		-	7,350	-	-	-
Preferred stock to be issued	-	-	-	-	-	5,000	7,000	-	-	-	7,000
Common stock issued for cash	1,050,000	1,050	-	-	-		-	4,950	-	-	6,000
Net loss, September 30, 2025	-	-	-	-	-		-	-	-	(246,114)	(246,114)

Balance, September 30, 2025	133,162,254	133,163	149,368	20,000	20		7,000	7,640,490	(50,000)	(9,462,132)	(1,582,273)

Common stock issued for cash	5,350,000	5,350	-	-	-		-	159,650	-	-	165,000
Preferred shares to be issued for convertible debt	-	-	-	-	-	250	49,275	-	-	-	49,275
Net loss, December 31, 2025	-	-	-	-	-		-	-	-	(297,643)	(297,643)

Balance, December 31, 2025	138,512,254	138,513	149,186	20,000	20	5,250	56,275	7,800,139	(50,000)	(9,759,775)	(1,665,643)
Common stock issued for cash	2,500,000	2,500	-	-	-		-	87,500	-	-	90,000
Common stock to be issued	-	-	40,000	-	-		-	-	-	-	40,000
Preferred Shares issued	-	-	-	7,000	7	(5000)	(7,000)	10,011	-	-	3,018
Preferred shares issued for convertible debt	-	-	-	750	1	(250)	(49,275)	1,455	-	-	(47,819)
Net loss, March 31, 2026	-	-	-	-	-	-	-	-	-	(234,060)	(234,060)

Balance, March 31, 2026	141,012,254	$141,013	$189,186	27,750	$28	-	$-	$7,899,105	$(50,000)	$(9,993,835)	$(1,814,504)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2026		2025
		(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss		$(234,060)	$(341,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization		727	-
Stock compensation		(44,801)	-
Change in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable
Decrease (increase) in deposits and prepaids		837	(28,520)
Increase (decrease) in accounts payable and accrued expenses		(43,714)	20,690
Increase (decrease) in accrued interest		88,724	73,170
Net Cash Used in Operating Activities		(232,287)	(275,690)

INVESTING ACTIVITIES
Software		(149,602)	(132,200)
Website		-	(1,275)
Patents		-	(21,497)
Net cash provided by (used) in investing activities		(149,602)	(154,972)

FINANCING ACTIVITIES
Proceeds from sale of common stock		90,000	206,001
Proceeds from sale of common stock to be issued		40,000	-
Repayment of note payable		(100,000)	-
Proceeds from note payable-stockholders		100,000	-
Net Cash Provided by Financing Activities		130,000	206,001

Net Increase (Decrease) in Cash and Equivalents		(251,889)	(224,661)
Cash and Equivalents at Beginning of the Period		261,987	282,866
Cash and Equivalents at End of the Period		$10,098	$58,205

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid		$348	$870
Income Taxes Paid	$		$-

NON-CASH DISCLOSURES
Common stock issued for convertible debt		$-	$20,000

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2026

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

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2026

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. As of March 31, 2026, and December 31, 2025, the Company had $0 and $11,987 in deposits in excess of federally-insured limits.

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

During the three months ended March 31, 2026, and 2025, we capitalized $149,601 and $132,200, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the period ended September 30, 2023, the Company began capitalizing website development costs, for the three month period ended March 31, 2026 and 2025 we capitalized $0 and $1,275.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the CyberloQ technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the CyberloQ Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $2,336,506 as of March 31, 2026.

Patent costs including those incurred to acquire patents, including legals costs, are capitalized and amortized using the straight line method over their estimated useful lives or statutory lives, whichever is shorter, and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. As of March 31, 2026, the Company has capitalized $28,857.

CyberloQ Technologies, Inc.

NOTES TO

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2026

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended March 31, 2026, and 2025 were $362 and $1,384, respectively.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2026

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

At March 31, 2026 and December 31, 2025, the Company has no warrants outstanding, 10,000,000 options outstanding, but none of them have vested, are not exercisable and therefore not included, and had 109,924,341 and 109,924,341 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

NOTE 2 – INTANGIBLE ASSETS

Software, website and patents, recorded at cost, consisted of the following:

	March 31, 2026	December 31, 2025
CyberloQ platform	$2,336,506	$2,186,904
Website	14,195	14,195
Patent	28,857	28,857

Less: accumulated amortization	(2,181)	(1,454)

Fixed assets, net	$2,377,377	$2,228,502

Amortization expense was $2,181 and $1,454 at March 31, 2026 and December 31, 2025.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2026

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $9,993,835 as of March 31, 2026 that includes a loss of $234,060 for the three months ended March 31, 2026. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2026

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 300,000,000 shares of $.001 par value common stock authorized as of March 31, 2026 and 2025.

During the three month period ended March 31, 2026, the Company received $90,000 in payment for 2,500,000 shares of common stock and recorded 400,000 shares of stock for cash of $40,000 as “to be issued”.

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

During the three month period ended March 31, 2026, the Company issued 5,750 shares of Series B Preferred Stock that had previously been recorded as “to be issued” and 2,000 shares for services valued at $3,018.

The shares previously recorded as “to be issued” for interest on notes were incorrectly valued in the fourth quarter of 2025. An entry to correct the error was recorded in the current period, as it was not determined to be material to the prior year financial statements. The correction resulted in a reduction of interest expense and additional paid in capital of $48,782

During the three month period ended March 31, 2025, the Company did not issue any shares of preferred stock.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2026

NOTE 5 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the three months ended March 31, 2026 the Company paid $348 in interest.

Payment Obligations
Amount

2026	$2,088
2027	2,088
2028	2,088
2029 to 2050	26,186

Total	$32,450

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	March 31, 2026	December 31, 2025
Notes payable – stockholders	$135,000	$135,000
Convertible debt - stockholders	$3,060,000	$3,060,000
Notes payable – related parties	$175,000	$175,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of March 31, 2026, the payments due have not been extended and the Company plans to repay the notes in 2026.

On February 18, 2026 , the Company entered into a promissory note with a stockholder in the amount of $100,000. The note has a maturity date of April 4, 2026 and no interest rate. The note is payable by paying the principal balance and 500 Series B Preferred Shares.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Three Months Ended March 31, 2026

Convertible Debt - Stockholders

	March 31, 2026	December 31, 2025

Principal	$3,060,000	$3,060,000
Adjustment for ASU 2020-06	-	-
Convertible Debt - Stockholders, net	$3,060,000	$3,060,000

As of March 31, 2026 the Company had the following convertible debt outstanding:

Issuance Date	Principal	Maturity Date	Conversion Terms
12/26/2022	30,000.00	12/16/2023	0.02
2/1/2023	10,000.00	2/1/2024	0.02
2/1/2023	100,000.00	2/2/2024	0.02
2/24/2023	50,000.00	2/24/2024	0.02
4/4/2023	50,000.00	4/4/2024	0.02
5/17/2023	45,000.00	5/17/2024	0.02
5/17/2023	30,000.00	5/17/2024	0.02
6/3/2023	50,000.00	5/17/2024	0.02
6/5/2023	100,000.00	6/5/2024	0.02
8/2/2023	50,000.00	8/3/2024	0.02
8/3/2023	30,000.00	8/3/2024	0.02
8/20/2023	45,000.00	8/3/2024	0.02
8/29/2023	150,000.00	8/27/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/11/2023	10,000.00	10/31/2024	0.02
10/23/2023	50,000.00	10/31/2024	0.02
11/16/2023	60,000.00	11/30/2024	0.02
12/18/2023	15,000.00	12/31/2024	0.02
12/19/2023	15,000.00	12/31/2024	0.02
12/20/2023	10,000.00	12/31/2024	0.02
12/21/2023	10,000.00	12/31/2024	0.02
12/22/2023	10,000.00	12/31/2024	0.02
12/26/2023	300,000.00	12/31/2024	0.02
1/6/2024	10,000.00	1/11/2025	0.02
4/1/2024	26,859.00	4/30/2025	0.02
4/1/2024	-	4/30/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
5/20/2024	100,000.00	5/20/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/21/2024	100,000.00	8/21/2025	0.02
8/22/2024	100,000.00	8/22/2025	0.02
10/10/2024	20,000.00	10/31/2025	0.02
10/18/2024	20,000.00	10/31/2025	0.02
11/8/2024	50,000.00	11/8/2025	0.10
12/9/2024	20,000.00	12/9/2025	0.02
12/19/2024	250,000.00	12/19/2025	0.10
04/03/2025	123,141.47	4/03/2026	0.10
05/19/2025	100,000	5/19/2026	0.05
06/24/2025	30,000	6/25/2026	0.05
06/26/2025	40,000	6/26/2026	0.05
06/30/2025	10,000	6/30/2026	0.05
07/30/2025	100,000	7/30/2025	0.05
08/20/2025	200,000	8/20/2026	.05
12/19/2025	300,000	12/19/2026	0.10
Total	3,060,000

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

NOTE 7 – SUBSEQUENT EVENTS

The Company is not aware of any other subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our business and the results of our operations. It should be read in conjunction with the Condensed Financial Statements and the related notes that appear elsewhere in this report as well as our Report on Form 10K filed with the Securities and Exchange Commission for the period ending December 31, 2025. Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of March 31, 2026, the Company’s assets were $2,421,258 compared to $2,525,109 in assets as of December 31, 2025.

This change in the Company’s financial condition can be primarily attributed to a decrease in cash from $261,987 as of December 31, 2025 to $10,098 as of March 31, 2026. This reduction in current assets was partially offset by an increase in intangible assets of $149,602 due to the capitalization of the CyberloQ Platform, website development, the acquisition of patents, and a decrease in the Company’s prepaid expense from $34,620 to $33,783.

As of March 31 2026, the Company’s liabilities were $4,235,762 compared to $4,190,752 in liabilities as of December 31, 2025. This change in the Company’s financial condition can be primarily attributed to a decrease of $43,714 in accounts payable and accrued expenses, along with an increase of $88,724 in accrued interest.

Net cash used in operating activities for the three-month period ending March 31, 2026, was $232,287 compared to $275,690 for 2025. Cash provided by or used by operating activities is driven by our net loss and adjusted by noncash items as well as changes in operating assets and liabilities. At March 31, 2026, there is a negative $44,801 in stock compensation resulting preferred shares issued for services of $3,018 and by a correcting entry for the reduction in valuation of preferred shares issued for interest in Quarter 4, 2025 of $47,819 and a positive $727 in amortization in non cash adjustments.

Net cash used by investing activities was $149,602 for the three months ended March 31, 2026 as compared to $154,972 for 2025.

Net cash provided by financing activities was $130,000 for the three months ended March 31, 2026 as compared to $206,001 for 2025.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The Company had no revenue for the three months ended March 31, 2026 and 2025

The Company’s operating expenses were $185,008 for the three months ended March 31, 2026 as compared to $266,992 for the three months ended March 31, 2025. This decrease in operating expenses was primarily due to an increase in professional fees which was $80,932 for the three months ended March 31, 2026 compared to $51,552 for the three months ended March 31, 2025. This increase in professional fees was related to the Company’s issuance of Series B Preferred shares issued for services. This was partially offset by a decrease in officers’ compensation which was $63,000 for the three months ended March 31, 2026 as compared to $163,000 for the three months ended March 31, 2025 which was due to one-time bonuses that were paid to officers’ in the first quarter of 2025.

In addition, the Company experienced changes in expense categories as noted below.

Travel expenses were $0 for the three months ended March 31, 2026 as compared to $10,119 for the three months ended March 31, 2025.

Other operating expenses were $5,830 for the three months ended March 31, 2026 as compared to $2,824 for the three months ended March 31, 2025.

There was a decrease in computer and internet expense which was $27,758 for the three months ended March 31, 2026 compared to $30,143 for the three months ended March 31, 2025.

Office supplies and expenses were $4,263 for the three months ended March 31, 2026 as compared to $6,904 for the three months ended March 31, 2025.

Finally, there were no material changes in the Company’s rent and amortization expenses in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

As a result of the foregoing, the Company experienced a net loss from operations of $185,008 in the three months ended March 31, 2026 compared to a net loss from operations of $266,992 in the three months ended March 31, 2025.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2026, the Company raised $90,000 for the operations of the Company through the unregistered sale of 2,500,000 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended March 31, 2026, but not reported.

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

Date: May 15, 2026

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date: May 15, 2026

By:	/s/ Leon Hurst
Leon Hurst, Director

Date: May 15, 2026

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date: May 15, 2026

