Form 10-Q
period 2026-06-30
CYBERLOQ TECHNOLOGIES, INC.
filed 2026-08-19
CIK 1437517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of the date of this filing, there were 146,146,254 shares of the Issuer’s common stock issued and outstanding and held by approximately 152 shareholders, six of which are deemed affiliates within the meaning of Rule 12b-2 under the Exchange Act.

As of the date of this filing, there were 27,750 shares of the Issuer’s preferred stock issued and outstanding.

CyberloQ Technologies, Inc.

FORM 10-Q

For The Fiscal Quarter Ended June 30, 2026

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

In this quarterly report on Form 10-Q, the terms “CLOQ,” “Company,” “we,” “us” and “our” refer to CyberloQ Technologies, Inc.

3

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets
Cash	$49,975	$261,987
Deposits and prepaids	45,366	34,620
Total Current Assets	95,341	296,607
Fixed Assets
CyberloQ platform	2,475,355	2,186,904
Website	11,287	12,741
Patents	28,857	28,857
Total Fixed Assets	2,515,499	2228,502

Total Assets	$2,610,840	$2,525,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$192,258	$158,612
Accrued interest	815,541	629,690
Note Payable – Stockholders	360,000	135,000
Note Payable – Related Party	175,000	175,000
Convertible debt – Stockholders, net	3,060,000	3,060,000
Loan payable - SBA	2,088	2,088
Total Current Liabilities	4,604,887	4,160,390
Long Term Liabilities
SBA Loan Payable	30,362	30,362
Total Long Term Liabilities	30,362	30,362

Total Liabilities	4,635,249	4,190,752

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.001 par value, 80,000 shares authorized: 29,450 and 20,000 shares issued and outstanding, respectively	30	20
Common stock: $0.001 par value,200,000,000 shares authorized; 141,326,254 and 138,512,256 shares issued and outstanding, respectively	141,326	138,512
Treasury stock	(50,000)	(50,000)
Preferred shares to be issued: 0 and 5,250	1,494	56,275
Common shares to be issued: 1,850,000 and 1,450,000 common shares respectively	179,186	149,186
Additional Paid in Capital	7,921,999	7,800,139
Accumulated Deficit	(10,218,444)	(9,759,775)
Total Stockholders’ Equity	(2,024,409)	(1,665,643)

Total Liabilities and Stockholders’ Equity	$2,610,840	$2,525,109

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operational Expense
Professional Fees	$26,966	$62,014	$107,898	$113,566
Officer’s Compensation	63,000	63,000	126,000	226,000
Travel and Entertainment	2,115	220	2,115	10,339
Rent	2,664	2,612	5,162	5,063
Computer and Internet	10,412	27,195	38,170	57,338
Office Supplies and Expenses	4,124	3,075	8,386	9,979
Other Operating Expenses	5,275	5,153	11,105	7,977
Amortization	727	-	1,454	-
Total Operating Expenses	115,283	163,269	300,290	430,262

Loss from Operations	(115,283)	(163,269)	(300,290)	(430,262)

Other Income (Expense)
Interest	(109,066)	(79,833)	(157,819)	(153,873)
Other income		-		2
Other expense	(260)	-	(559)	-
Total Other Income (Expenses)	(109,326)	(79,833)	(158,378)	(153,871)

Net loss before income taxes	(224,609)	(243,102)	(458,668)	(584,133)

Provision for Income Taxes	-	-	-	-

Net Loss	$(224,609)	(243,102)	(458,668)	(584,133)

Loss per common share-Basic and diluted	$(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Number of Common Shares Outstanding Basic and diluted	141,326,256	131,962,254	141,185,923	131,748,087

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

From January 1, 2025 to June 30, 2026

	Common		Common	Preferred		Preferred		Add’l
	(Issued)		(Unissued)	Stock		(Unissued)		Paid-In	Treasury	Accum.
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2024	128,789,754	$128,790	$169,186	20,000	$20		$-	$7,395,362	$(50,000)	$(8,631,886)	$(988,528)
Common stock to be issued	1,000,000	1,000	(20,000)	-	-		-	19,000	-	-	-
Common stock issued for cash	2,072,500	2,073	-	-	-		-	203,928	-	-	206,001
Net loss, March 31, 2025	-	-	-	-	-		-	-	-	(341,030)	(341,030)

Balance, March 31, 2025	131,862,254	$131,863	$149,186	20,000	$20		-	$7,618,290	$(50,000)	$(8,972,916)	$(1,123,557)
Common stock issued for cash	100,000	100	-	-	-		-	9,900	-		10,000
Common stock to be issued	-	-	7,500	-	-		-	-	-	-	7,500
Net loss, June 30, 2025	-	-	-	-	-		-	-	-	(243,102)	(243,102)

Balance, June 30, 2025	131,962,254	131,963	156,868	20,000	20		-	7,628,190	(50,000)	(9,216,018)	(1,582,273)
Common stock to be issued	150,000	150	(7,500)	-	-		-	7,350	-	-	-
Preferred stock to be issued	-	-	-	-	-	5,000	7,000	-	-	-	7,000
Common stock issued for cash	1,050,000	1,050	-	-	-		-	4,950	-	-	6,000
Net loss, September 30, 2025	-	-	-	-	-		-	-	-	(246,114)	(246,114)

Balance, September 30, 2025	133,162,254	133,163	149,368	20,000	20		7,000	7,640,490	(50,000)	(9,462,132)	(1,582,273)
Common stock issued for cash	5,350,000	5,350	-	-	-		-	159,650	-	-	165,000
Preferred shares to be issued for convertible debt	-	-	-	-	-	250	49,275	-	-	-	49,275
Net loss, December 31, 2025	-	-	-	-	-		-	-	-	(297,643)	(297,643)

Balance, December 31, 2025	138,512,254	138,513	149,186	20,000	20	5,250	56,275	7,800,139	(50,000)	(9,759,775)	(1,665,643)
Common stock issued for cash	2,500,000	2,500	-	-	-		-	87,500	-	-	90,000
Common stock to be issued	-	-	40,000	-	-		-	-	-	-	40,000
Preferred Shares issued	-	-	-	7,000	7	(5000)	(7,000)	10,011	-	-	3,018
Preferred shares issued for convertible debt	-	-	-	750	1	(250)	(49,275)	1,455	-	-	(47,819)
Net loss, March 31, 2026	-	-	-	-	-	-	-	-	-	(234,060)	(234,060)

Balance, March 31, 2026	141,012,254	$141,013	$189,186	27,750	$28	-	$-	$7,899,105	$(50,000)	$(9,993,835)	$(1,814,504)
Common stock issued for cash	314,000	314	(10,000)	-	-	-	-	20,386	-	-	10,700
Preferred shares issued for services	-	-	-	1,700	2	-	-	2,508	-	-	2,510
Preferred shares to be issued	-	-	-	-	-	-	1,494	-	-	-	1,494
Net loss June 30, 2026	-	-	-	-	-	-	-	-	-	(224,609)	(224,609)

Balance June 30, 2026	141,326,254	$141,327	179,189	$29,450	30	$-	1,494	$7,921,999	$(50,000)	$(10,218,444)	(2,024,409)

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

	2026	2025
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(458,668)	$(584,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,454	-
Stock compensation	(40,797)	-
Change in Operating Assets and Liabilities:
Decrease (increase) in deposits and prepaids	(10,746)	(39,515)
Increase (decrease) in accounts payable and accrued expenses	33,645	75,055
Increase (decrease) in accrued interest	185,851	144,981
Net Cash Used in Operating Activities	(289,261)	(403,612)

INVESTING ACTIVITIES
Software	(288,451)	(291,200)
Website	-	(6,745)
Patents	-	(21,497)
Net cash provided by (used) in investing activities	(288,451)	(319,442)

FINANCING ACTIVITIES
Proceeds from sale of common stock	100,700	216,001
Proceeds from sale of common stock to be issued	40,000	7,500
Proceeds from convertible debt	-	303,141
Payment of convertible debt	(26,000)	-
Repayment of note payable	(100,000)	-
Proceeds from note payable-stockholders	351,000	-
Net Cash Provided by Financing Activities	365,700	526,642

Net Increase (Decrease) in Cash and Equivalents	(212,012)	(196,412)
Cash and Equivalents at Beginning of the Period	261,987	282,866
Cash and Equivalents at End of the Period	$49,975	$86,454

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$16,044	$8,370
Income Taxes Paid	$-	$-

NON-CASH DISCLOSURES
Common stock issued for convertible debt	$-	$20,000

See accompanying notes to financial statements

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six Months Ended June 30, 2026

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six months Ended June 30, 2026

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. As of June 30, 2026, and December 31, 2025, the Company had $0 and $11,987 in deposits in excess of federally-insured limits.

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

During the six months ended June 30, 2026, and 2025, we capitalized $288,450 and $291,200, respectively, of development costs for the CyberloQ platform and we expensed zero and zero, respectively, for expenditures on research and development. None was paid to related parties.

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

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized. During the period ended September 30, 2023, the Company began capitalizing website development costs, for the six month period ended June 30, 2026 and 2025 we capitalized $0 and $6,745.

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

The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. As of December 31, 2020, the Company wrote-off the book value of the CyberloQ technology software fixed asset and recorded software impairment expense of $321,725. Even though the software asset was written-off as impaired as of December 31, 2020, the software asset continued to be functionable but required updating the software programming code to current technology standards. During 2021, the Company developed and implemented a business plan to fully update the CyberloQ Secure Solution and feasibility of the software to meet the demands of the market. As of January 1, 2022, the Company began capitalizing software costs which totaled $2,336,506 as of June 30, 2026.

Patent costs including those incurred to acquire patents, including legals costs, are capitalized and amortized using the straight line method over their estimated useful lives or statutory lives, whichever is shorter, and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. As of June 30, 2026, the Company has capitalized $28,857.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six months Ended June 30, 2026

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the three-months ended June 30, 2026, and 2025 were $362 and $1,384, respectively.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six months Ended June 30, 2026

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

At June 30, 2026 and December 31, 2025, the Company has no warrants outstanding, 10,000,000 options outstanding, but none of them have vested, are not exercisable and therefore not included, and had 112,424,341 and 109,924,341 convertible debt shares irrespectively that could have been exercised and could have been dilutive to the existing number of shares issued and outstanding. The convertible debt shares were not included in the weighted average shares outstanding as they were anti-dilutive.

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

NOTE 2 – INTANGIBLE ASSETS

Software, website and patents, recorded at cost, consisted of the following:

	June 30, 2026	December 31, 2025
CyberloQ platform	$2,475,355	$2,186,904
Website	14,195	14,195
Patent	28,857	28,857

Less: accumulated amortization	(2,908)	(1,454)

Fixed assets, net	$2,515,499	$2,228,502

Amortization expense was $1,454 and $1,454 at June 30, 2026 and December 31, 2025.

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six months Ended June 30, 2026

NOTE 3 – GOING CONCERN

The Company has incurred losses since Inception resulting in an accumulated deficit of $10,218,444 as of June 30, 2026 that includes a loss of $458,668 for the six months ended June 30, 2026. Further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six months Ended June 30, 2026

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 300,000,000 shares of $.001 par value common stock authorized as of June 30, 2026 and 2025.

During the three month period ended June 30, 2026, the Company received $10,700 in payment for 314,000 shares of common stock.

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

During the three month period ended June 30, 2026, the Company issued 1,700 shares of Series B Preferred Stock for services valued at $2,510 and recorded 1,000 shares valued at $1,494 as “to be issued”.

During the three month period ended June 30, 2025, the Company did not issue any shares of preferred stock.

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

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six months Ended June 30, 2026

NOTE 5 – SBA EIDL Loan

On June 9, 2020, the Company received an Economic Injury Disaster Loan from the Small Business Administration in the amount of $35,600. The loan has a term of thirty years and an interest rate of 3.75% per annum. Payments in the amount of $174 monthly will begin twelve months from the date of the note. During the six months ended June 30, 2026 the Company paid $1,044 in interest.

Payment Obligations
Amount

2026	$2,088
2027	2,088
2028	2,088
2029 to 2050	26,186

Total	$32,450

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Parties and Stockholders Notes Payable

The following is a summary of related party notes payable:

	For the Periods Ended
	June 30, 2026	December 31, 2025
Notes payable – stockholders	$360,000	$135,000
Convertible debt - stockholders	$3,060,000	$3,060,000
Notes payable – related parties	$175,000	$175,000

Notes Payable - Stockholders

On December 29, 2014, the Company entered into a partially-convertible promissory note with a stockholder in the amount of $35,000. In January of 2015, the stockholder partially-exercised its conversion option, and in May of 2016 the stockholder exercised the remainder of its conversion option. In December 2017, the remaining unpaid principal and interest due on the note was settled in full for a $50,000 note and the Company recognized $151,324 in gain on settlement of debt. The $50,000 note has a current principal balance of $35,000, a stated interest rate of 0%, required payments of $5,000 on or before June 10, 2019, $5,000 on or before August 10, 2019 and the remainder due by the extended due date of September 15, 2019. As of June 30, 2026, the payments due have not been extended and the Company plans to repay the notes in 2026.

On February 18, 2026, the Company entered into a promissory note with a stockholder in the amount of $100,000. The note has a maturity date of April 4, 2026 and no interest rate. The note is payable by paying the principal balance and 500 Series B Preferred Shares.

On April 3, 2026, the Company entered into a promissory note with a stockholder in the amount of $50,000. The note has a maturity date of April 4, 2026 and no interest rate. The note is payable by paying the principal balance and 500 Series B Preferred Shares.

On April 29, 2026, the Company entered into a promissory note with a stockholder in the amount of $50,000. The note has a maturity date of May 20, 2026 and no interest rate. The note is payable by paying the principal and 500 Series B Preferred Shares.

On April 29, 2026, the Company entered into a promissory note with a stockholder in the amount of $26,000. The note has a maturity date of May 20, 2026 and no interest rate. The note is payable by paying the principal and 500 Series B Preferred Shares. This note was repaid on May 15, 2026.

On May 20, 2026, the Company entered into a promissory note with a stockholder in the amount of $75,000. The note has a maturity date of May 20, 2026 and no interest rate. The note is payable by paying the principal balance and 10,000 Cyberlogic Tokens, of which the value has not been determined as of June 30, 2026.

On June 30, 2026, the Company entered into a promissory note with a stockholder in the amount of $50,000. The note has a maturity date of May 20, 2026 and no interest rate. The note is payable by paying the principal and 500 Series B Preferred Shares.

Convertible Debt - Stockholders

	June 30, 2026	December 31, 2025

Principal	$3,060,000	$3,060,000
Adjustment for ASU 2020-06	-	-
Convertible Debt - Stockholders, net	$3,060,000	$3,060,000

CyberloQ Technologies, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

For the Six months Ended June 30, 2026

As of June 30, 2026 the Company had the following convertible debt outstanding:

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

Notes Payable - Related Parties

On July 8, 2025, the Company entered into a Promissory Note with the director of the Company in the amount of $25,000. The maturity date of the note is July 8, 2026 and bears no interest.

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

NOTE 7 – SUBSEQUENT EVENTS

On July 5, 2026, the Company issued 1,000,000 shares of common stock for cash of $45,000.

On July 23, 2026, the Company issued 500,000 shares of common stock for cash of $25,000.

On July 30, 2026, the Company issued 500,000 shares valued at $25,000 and 300,000 previously recorded as to be issued.

On August 4, 2026, the Company issued 1,300,000 shares of common stock for cash of $65,000.

On August 5, 2026, the Company issued 1,000,000 shares of common stock for cash of $50,000.

On August 7, 2026, the Company issued 500,000 shares of common stock for cash of $25,000.

On August 19, 2026, the Company issued 200,000 shares of common stock for cash of $10,000.

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

Liquidity, Capital Resources and Material Changes in Financial Condition

As of June 30, 2026, the Company’s assets were $2,610,840 compared to $2,525,109 in assets as of December 31, 2025.

This change in the Company’s financial condition can be primarily attributed to an increase in intangible assets of $288,997 due to the capitalization of the CyberloQ Platform, website development, the acquisition of patents, and an increase in the Company’s prepaid expense from $34,620 to $45,366. This increase in current assets was partially offset by a decrease in cash from $261,987 as of December 31, 2025 to $49,975 as of June 30, 2026.

As of June 30 2026, the Company’s liabilities were $4,635,249 compared to $4,190,752 in liabilities as of December 31, 2025. This change in the Company’s financial condition can be primarily attributed to an increase of $33,646 in accounts payable and accrued expenses, along with an increase of $185,851 in accrued interest and an increase in notes payable stockholders of $225,000.

Net cash used in operating activities for the six-month period ending June 30, 2026, was $289,261 compared to $403,612 for 2025. Cash provided by or used by operating activities is driven by our net loss and adjusted by noncash items as well as changes in operating assets and liabilities. At June 30, 2026, there is a negative $40,797 in stock compensation resulting from preferred shares issued for services of $4,516 and preferred stock issued for interest of $1,459 and by a correcting entry for the reduction in valuation of preferred shares issued for interest in Quarter 4, 2025 of $47,032 and a positive $1,454 in amortization in non cash adjustments.

Net cash used by investing activities was $288,451 for the six months ended June 30, 2026 as compared to $319,442 for 2025.

Net cash provided by financing activities was $365,700 for the six months ended June 30, 2026 as compared to $526,642 for 2025.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The Company had no revenue for the three months ended June 30, 2026 and 2025

The Company’s operating expenses were $115,283 for the three months ended June 30, 2026 as compared to $163,269 for the three months ended June 30, 2025. This decrease in operating expenses was primarily due to a decrease in professional fees which was $26,966 for the three months ended June 30, 2026 compared to $62,014 for the three months ended June 30, 2025, and a decrease in computer and internet expense which was $10,412 for the three months ended June 30, 2026 as compared to $27,195 for the three months ended June 30, 2025 which was due a difference in web services.

In addition, the Company experienced changes in expense categories as noted below.

Travel expenses were $2,115 for the three months ended June 30, 2026 as compared to $220 for the three months ended June 30, 2025.

Other operating expenses were $5,275 for the three months ended June 30, 2026 as compared to $5,153 for the three months ended June 30, 2025.

Office supplies and expenses were $4,124 for the three months ended June 30, 2026 as compared to $3,075 for the three months ended June 30, 2025.

Finally, there were no material changes in the Company’s rent, officer compensation and amortization expenses in the three months ended June 30, 2026 as compared to the three months ended June 30, 2026.

As a result of the foregoing, the Company experienced a net loss from operations of $115,283 in the three months ended June 30, 2026 compared to a net loss from operations of $163,269 in the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The Company had no revenue for the six months ended June 30, 2026 and 2025

The Company’s operating expenses were $300,290 for the six months ended June 30, 2026 as compared to $430,262 for the six months ended June 30, 2025. This decrease in operating expenses was primarily due to a decrease in officers compensation which was $126,000 for the six months ended June 30, 2026 as compared to $226,000 for the six months ended June 30, 2025 which was due to one-time bonuses that were paid to officers’ in the first quarter of 2025.

In addition, the Company experienced changes in expense categories as noted below.

Computer and internet expenses were $38,170 for the six months ended June 30, 2026 as compared to $57,338 for the six months ended June 30, 2025.

Travel expenses were $2,115 for the six months ended June 30, 2026 as compared to $10,339 for the six months ended June 30, 2025.

Other operating expenses were $11,105 for the six months ended June 30, 2026 as compared to $7,977 for the six months ended June 30, 2025.

Professional fees were $107,898 for the six months ended June 30, 2026 compared to $113,566 for the six months ended June 30, 2025.

Office supplies and expenses were $8,386 for the six months ended June 30, 2026 as compared to $9,979 for the six months ended June 30, 2025.

Amortization expenses were $1,454 for the six months ended June 30, 2026 as compared to $0 for the six months ended June 30, 2025.

Finally, there were no material changes in the Company’s rent in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

As a result of the foregoing, the Company experienced a net loss from operations of $300,290 in the six months ended June 30, 2026 compared to a net loss from operations of $430,262 in the six months ended June 30, 2025

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026 in accordance with Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Integrated Framework. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, due to its current size, the Company currently does not have sufficient staff to maintain appropriate segregation of duties, as it pertains to application and oversight of internal control processes. Material weaknesses have previously been identified, including lack of segregation of duties and lack of formal written policies and procedures surrounding financial close and reporting. However, the Company anticipates that as it grows and formalizes its internal control processes and procedures, it will add sufficient staff to perform internal control processes, as well as adequately provided oversight to ensure processes are working as designed. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of 2026, the Company raised $100,700 for the operations of the Company through the unregistered sale of 2,714,000 shares of restricted common stock.

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

ITEM 4. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three-months ended June 30, 2026, but not reported.

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

Date: August 19, 2026

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

CYBERLOQ TECHNOLOGIES, INC.

By:	/s/ Enrico Giordano
Enrico Giordano, Director

Date: August 19, 2026

By:	/s/ Leon Hurst
Leon Hurst, Director

Date: August 19, 2026

By:	/s/ Christopher Jackson
Christopher Jackson, Director

Date: August 19, 2026

